Form 10-Q
period 2008-06-30
Formulawon, Inc
filed 2008-08-14
CIK 1429900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2008: 3,562,253 shares of common stock.

FORMULAWON, INC.
FORM 10-Q
June 30, 2008
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

ITEM 1. Financial Information

FORMULAWON, INC.

FINANCIAL STATEMENTS	Page #

Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	F-1

Statements of Operations for the Six Months Ended June 30, 2008, the Three Months Ended June 30, 2008 and the Period from July 19, 2007 (Inception) through June 30, 2008 (Unaudited)	F-2

Statement of Stockholders Equity (Deficit) from July 19, 2007 (Inception) through June 30, 2008 (Unaudited)	F-3

Cash Flow Statements for the Six Months Ended June 30, 2008, the Three Months Ended June 30, 2008 and the Period from July 19, 2007 (Inception) through June 30, 2008 (Unaudited)	F-4

Notes to the Financial Statements	F-5

Formulawon, Inc.
(a development stage company)
BALANCE SHEET

ASSETS
	JUNE 30,	DECEMBER 31
	2008	2007
	(Unaudited)
CURRENT ASSETS

Cash	$68,833	$100
Stock Subscription Receivable	500	-

Total Current Assets	69,333	100

TOTAL ASSETS	$69,333	$100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accrued Expenses	$7,275	$6,000

Total Current Liabilities	7,275	6,000

TOTAL LIABILITIES	7,275	6,000

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - at $0.001 par value; 10,000,000 shares authorized
none issues and outstanding	-	-
Common stock - at $0.001 par value; 500,000,000 shares authorized
3,562,253 and 2,000,000 issued and outstanding, respectively	3,562	2,000
Additional paid-in capital	76,651	100
Deficit accumulated during the development stage	(18,155)	(8,000)

Total Stockholders' Equity (Deficit)	62,058	(5,900)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$69,333	$100

The accompanying notes are an integral part of these financial statements.

Formulawon, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
(Unaudited)

			From
	Six	Three	July 19, 2007
	Months	Months	(Inception)
	Ended	Ended	Through
	June 30	June 30	June 30
	2008	2008	2008
Revenue	$-	$-	$-

Operating expenses
Compensation	1,500	1,500	1,500
Professional fees	7,313	6,313	13,313
General and administrative	1,342	8,10	3,342

Total operating expenses	(10,155)	(8,623)	(18,155)

Loss before income taxes	(10,155)	(8,623)	(18,155)

Income tax provision	-	-	-

Net loss	$(10,155)	$(8,623)	$(18,155)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares – basic and diluted	3,021,232	3,561,161	2,506,813

The accompanying notes are an integral part of these financial statements.

Formulawon, Inc.
(a development stage company)
Statement of Stockholders’ Equity (Deficit)
From July 19, 2007 (inception) through June 30, 2008
				Deficit
				Accumulated	Total
			Additional	During the	Stockholders’
	Common		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

July 19,2007 (Inception)	-	$-	$-	$-	$-

Shares issued for corporate expenses at $.001 par value on July 24, 2007	2,000,000	2,000			2,000

Contribution to capital			100		100

Net loss				(8,000)	(8,000)

Balance December 31, 2007	2,000,000	2,000	100	(8,000)	(5,900)

Shares issued for cash from February 12, 2008 through March 31, 2008 at $0.05 per share	1,542,570	1,542	75,587		77,129

Shares issued for cash from April 3, 2008 through April 6, 2008 at $0.05 per share	19,683	20	964		984

Net loss				(10,155)	(10,155)

Balance June 30, 2008	3,562,253	$3,562	$76,651	$(18,155)	$62,058

The accompanying notes are an integral part of these financial statements.

Formulawon, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2008	Period From July 19, 2007 (inception) through June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,155)	$(18,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for compensation	-	2,000
Increase in accrued expenses	1,275	7,275

Net Cash Used in Operating Activities	(8,880)	(8,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	78,113	78,113
Capital contribution	-	100
Stock subscription receivable	(500)	(500)
Net Cash Provided By Financing Activities	77,613	77,713

NET INCREASE IN CASH	68,733	68,833

CASH AT BEGINNING OF PERIOD	100	-
CASH AT END OF PERIOD	$68,833	$68,833

Non-cash items:
Issuance of common stock for stock subscription receivable	$6,392	$6,392

The accompanying notes are an integral part of these financial statements.

 FORMULAWON, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM JULY 19, 2007 (INCEPTION) THROUGH JUNE 30, 2008
(UNAUDITED)

1 - NOTE	NATURE OF OPERATIONS

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

2 - NOTE	SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three and six month period ended June 30, 2008 and the period from July 19, 2007 (Inception) through June 30, 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form S-1 which was declared effective on May 14, 2008.

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

Revenue Recognition

The Company’s future revenues will be derived principally from classroom instruction in driving a Formula One vehicle and other ancillary services to the general public. The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2008.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3 - NOTE	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $18,155, a net loss and net cash used in operations of $10,155 and $8,880 for the six months ended June 30, 2008, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

4 - NOTE	STOCKHOLDERS’ EQUITY

Common stock

For the period from January 2008 through June 30, 2008, the Company sold 1,562,253 shares of its common stock in a private placement at $0.05 per share to forty-one (41) individuals for a total of $78,113. As of June 30, 2008, 10,000 shares valued at $500 remain outstanding as subscriptions receivable.

5 - NOTE	COMMITMENTS AND CONTINGENCIES

Employment agreement

On March 11, 2008, the Company entered into an employment agreement (“Employment Agreement”) with its majority stockholder and sole director and officer (“Employee”) for a term of three years from the date of signing.  The Employee should be paid a minimum of $500 per month and should be paid periodically not less than monthly.  Either the Company or the Employee can terminate the Employment Agreement without cause upon thirty (30) days’ notice to the other party.

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

Results of Operations

For the period from July 19, 2007 (inception), to June 30, 2008 we had no revenues.   Expenses for such period totaled $10,155. Expenses for the period consisted of $1,500 for compensation, $7,313 for professional fees, and $1,342 for general and administrative expenses.

Capital Resources and Liquidity

As of June 30, 2008 we had $68,833 in cash.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2008.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

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

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

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

Item 4T.  Controls and Procedures

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

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

FORMULAWON, INC.

Date: August 14, 2008	By:	/s/ Fitra Iriani
Fitra Iriani
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer