Form 10-Q
period 2008-09-30
Formulawon, Inc
filed 2008-11-12
CIK 1429900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐No☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 10, 2008: 10,686,759 shares of common stock.

FORMULAWON, INC.
FORM 10-Q
September 30, 2008
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

SIGNATURE

PART I-- FINANCIAL INFORMATION

ITEM 1. Financial Information

FORMULAWON, INC.

FINANCIAL STATEMENTS	Page #

Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	F-1

Statements of Operations for the Three Months Ended September 30, 2008, the Period from  July 19, 2007 (Inception) through September 30, 2007 and the Period from  July 19, 2007 (Inception) through September 30, 2008 (Unaudited)
F-2

Statements of Operations for the Nine Months Ended September 30, 2008, the Period from  July 19, 2007 (Inception) through September 30, 2007 and the Period from  July 19, 2007 (Inception) through September 30, 2008 (Unaudited)
F-3

Statement of Stockholders Equity (Deficit) from July 19, 2007 (Inception) through September 30, 2008 (Unaudited)	F-4

Statements of cash flows for the Nine Months Ended September 30, 2008, the Period from  July 19, 2007 (Inception) through September 30, 2007 and the Period from  July 19, 2007 (Inception) through September 30, 2008 (Unaudited)
F-5

Notes to the Financial Statements (Unaudited)	F-6

FormulaWon, Inc.
(a development stage company)
BALANCE SHEETS

ASSETS
	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS

Cash	$49,108	$100
Prepaid Expenses	8,734	-

Total Current Assets	57,842	100

TOTAL ASSETS	$57,842	$100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accrued Expenses	$8,275	$6,000

Total Current Liabilities	8,275	6,000

TOTAL LIABILITIES	8,275	6,000

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - at $0.001 par value; 10,000,000 shares authorized
none issues and outstanding	-	-
Common stock - at $0.001 par value; 500,000,000 shares authorized
10,686,759 and 6,000,000 issued and outstanding, respectively	10,687	6,000
Additional paid-in capital	69,526	(3,900)
Deficit accumulated during the development stage	(30,646)	(8,000)

Total Stockholders' Equity (Deficit)	49,567	(5,900)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$57,842	$100

See accompanying notes to the financial statements.

FormulaWon, Inc.
(a development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,	The Period from July 19, 2007 (Inception) through September 30,	The Period from July 19, 2007 (Inception) through September 30,
	2008	2007	2008

Revenue	$6,700	$-	$6,700

Cost of Services	16,266	-	16,266

Gross Profit (Loss)	(9,566)		(9,566)

Operating expenses
Compensation	1,500	-	3,000
Professional fees	1,425	-	14,738
General and administrative	-	2,000	3,342

Total operating expenses	2,925	2,000	21,080)

Loss before income taxes	(12,491)	(2,000)	(30,646)

Income tax provision	-	-	-

Net loss	$(12,491)	$(2,000)	$(30,646)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares – basic and diluted	10,686,759	5,589,042	8,183,997

See accompanying notes to the financial statements.

FormulaWon, Inc.
(a development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,	The Period from July 19, 2007 (Inception) through September 30,	The Period from July 19, 2007 (Inception) through September 30,
	2008	2007	2008

Revenue	$6,700	$-	$6,700

Cost of Services	16,266	-	16,266

Gross Profit (Loss)	(9,566)		(9,566)

Operating expenses
Compensation	3,000	-	3,000
Professional fees	8,738	-	14,738
General and administrative	1,342	2,000	3,342

Total operating expenses	13,080	2,000	21,080

Loss before income taxes	(22,646)	(2,000)	(30,646)

Income tax provision	-	-	-

Net loss	$(22,646)	$(2,000)	$(30,646)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares – basic and diluted	9,608,664	5,589,042	8,183,997

See accompanying notes to the financial statements.

FormulaWon, Inc.
(a development stage company)
Statement of Stockholders’ Equity (Deficit)
For the Period from July 19, 2007 (inception) through September 30, 2008
(Unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders’
	Common		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

July 19, 2007 (Inception)	-	$-	$-	$-	$-

Shares issued for corporate expenses at $.001 par value on July 24, 2007	6,000,000	6,000	(4,000)		2,000

Contribution to capital			100		100

Net loss				(8,000)	(8,000)

Balance, December 31, 2007	6,000,000	6,000	(3,900)	(8,000)	(5,900)

Shares issued for cash from February 12, 2008 through March 31, 2008 at $0.0167 per share	4,627,710	4,628	72,501		77,129

Shares issued for cash from April 3, 2008 through April 6, 2008 at $0.0167 per share	59,049	59	925		984

Net loss				(22,646)	(22,646)

Balance, September 30, 2008	10,686,759	$10,687	$69,526	$(30,646)	$49,567

See accompanying notes to the financial statements.

 FormulaWon, Inc.
 (A development stage company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2008	Period From July 19, 2007 (inception) through September 30, 2007	Period From July 19, 2007 (inception) through September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,646)	$(2,000)	$(30,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid Expenses	(8,734)	-	(8,734)
Shares issued for compensation	-	2,000	2,000
Increase in accrued expenses	2,275	-	8,275

Net Cash Used in Operating Activities	(29,105)	-	(29,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	78,113	-	78,113
Capital contribution	-	-	100
Net Cash Provided By Financing Activities	77,113	-	77,213

NET INCREASE IN CASH	49,008	-	49,108

CASH AT BEGINNING OF PERIOD	100	-	-
CASH AT END OF PERIOD	$49,108	$-	$49,108

Non-cash items:
Issuance of common stock for stock subscription receivable	$6,392	$-	$6,392

See accompanying notes to the financial statements.

 FORMULAWON, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM JULY 19, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2008
(UNAUDITED)

NOTE – 1	NATURE OF OPERATIONS

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

NOTE – 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three and nine month period ended September 30, 2008, the period from July 19, 2007 (Inception) through September 30, 2007 and the period from July 19, 2007 (Inception) through September 30, 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form S-1 which was declared effective on May 14, 2008.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2008 or 2007.

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

NOTE – 3	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $30,646, a net loss and net cash used in operations of $22,646 and $29,105 for the nine months ended September 30, 2008, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to commence operations and produce sufficient sales, the Company’s cash position may not be sufficient to support the Company’s daily operations. While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

NOTE – 4	STOCKHOLDERS’ EQUITY

Common stock

On August 21, 2008, the sole director of the Company authorized a 3-for-1 forward stock split. All share and per share data in the financial statements and related notes have been restated to give retroactive effect to the forward stock split.

For the period from February 12, 2008 through March 31, 2008, the Company sold 4,627,710 shares of its common stock in a private placement at $0.0167 per share to thirty-nine (39) individuals for a total of $77,128.

For the period from April 3, 2008 through April 6, 2008, the Company sold 59,049 shares of its common stock in a private placement at $0.0167 per share to two (2) individuals for a total of $984.

NOTE – 5	COMMITMENTS AND CONTINGENCIES

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

Formula One Vehicle Lease

On July 1, 2008, the Company entered into a lease for an A14 F1 race car that terminates on February 28, 2009. The lease requires the company to install a new motor and have the car tuned-up in lieu of paying a monthly lease charge. The total cost of the motor and the tune-up was $43,375 with the motor being purchased for $25,000 on August 4, 2008 and the tune-up, costing $18,375, being performed and paid for on October 1, 2008. The total charge of $43,375 is being amortized on a straight line basis over the life of the lease of eight (8) months. The $25,000 that the Company prepaid by purchasing the motor has been reduced by $16,266, the first three months lease charges, with the balance of $8,734 remaining in prepaid expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

We have just begun operations, and we require outside capital to implement our business model.

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

Results of Operations

For the period from July 19, 2007 (inception), to September 30, 2008 we’ve had $6,700 in revenues.   Expenses for such period totaled $21,080. Expenses for the period consisted of $3,000 for compensation, $14,738 for professional fees, and $3,342 for general and administrative expenses.

Capital Resources and Liquidity

As of September 30, 2008 we had $49,108 in cash.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2008 or 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Fitra Iriani, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluations, Fitra Iriani concluded that our disclosure controls and procedures were effective as of September 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

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

FORMULAWON, INC.

Date: November 10, 2008	By:	/s/ Fitra Iriani
Fitra Iriani
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer