Form 10-K
period 2008-12-31
Formulawon, Inc
filed 2009-03-18
CIK 1429900

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-50424

FormulaWon, Inc.
(Name of small business issuer in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2800 Neilson Way #910 Santa Monica, California	90405
(Address of principal executive offices)	(Zip Code)

(310) 403-4319

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                    ☐                                           Accelerated filer                                                      ☐
Non-accelerated filer                                                      ☐                                           Smaller reporting company                                    ☒
(Do not check if a smaller reporting company)

Revenues for year ended December 31, 2008: $6,700

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 16, 2009, was: $0

Number of shares of the registrant’s common stock outstanding as of March 16, 2009 was: 10,686,759

Transitional Small Business Disclosure Format:    Yes ☐    No ☒

PART I

ITEM 1.      DESCRIPTION OF BUSINESS

General

We were formed in July 2007. Our plan is to own Formula 1 and other high-performance racecars and makes them available with adequate instruction, training, and virtual-reality simulated experiences to qualified individuals to drive on real racetracks.  FormulaWon does for the racecar enthusiast what a baseball field does for a baseball fan:  it puts the enthusiast in the driver’s seat of a real car, on a real track, to drive in real time.

FormulaWon will provide to those who can demonstrate the ability to learn the skills of handling a high-performance racecar the opportunity of joining a unique class of individuals  who have experienced the thrill and awesome power of driving a high-performance automobile at top speed on a an actual racetrack.

 Marketing

Sales and marketing efforts for FormulaWon can be directed with pinpoint accuracy because the customer base will come from racing enthusiasts whose attentions to the racing industry are focused in very specific areas:  racing events, trade shows and magazines, and print media focused on the events, the people in racing, and racecars.

Marketing efforts will include advertising in print media and on radio and TV during racing events.  Interested parties will be invited to write for information, or call our 24/7 toll-free information telephone number.  We will offer information brochures outlining our services and fees.

Sales activity will be one-on-one personal contact with potential clients.  FormulaWon’s sales philosophy includes an in-depth discussion with our trained racing/sales consultants to understand the customer’s desires and evaluate the customer’s knowledge and skill in order to recommend the appropriate program for each individual to achieve the highest level of satisfaction from the FormulaWon experience.

FormluaWon will prepare a sales contract specifying dates, times, services, limits of liability and other appropriate information to be signed and returned by the customer with full payment in advance.

ITEM 2.               DESCRIPTION OF PROPERTY

Our business office is located at 2800 Neilson Way #910, Santa Monica, CA 90405.

ITEM 3.               LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.              MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

Our common stock has traded on the OTC Bulletin Board system under the symbol “FWON” since August 21, 2008. However, to date there has been no trading market for our Common Stock.

The market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders of Our Common Stock

As of the date of this annual report, we had 41 shareholders of our common stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.              SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Results of Operations

For the period from July 19, 2007 (inception), to December 31, 2008 we’ve had $6,700 in revenues.   Expenses for the year ended December 31, 2008 totaled $67,779. Expenses for the year consisted of $32,813 for lease payments, $22,313 for professional fees, and $12,653 for general and administrative expenses.  Expenses for the period ended December 31, 2007 totaled $8,000. Expenses for the period consisted of $8,000 for professional fees.

Capital Resources and Liquidity

As of December 31, 2008 we had $11,892 in cash compared to $100 in December 31, 2007.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7“Accountingand Reporting by Development Stage Enterprises” (“SFAS No. 7”).  The Company has recognized minimal revenue, is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

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

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, prepaid expenses, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2008 or 2007.

Recent Accounting Pronouncements

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

☐	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

☐	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

☐	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

In December 2007, the FASB issued FASB Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FORMULAWON, INC.

(A DEVELOPMENT STAGE COMPANY)

December 31, 2008 and 2007

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Accounting Firm	F-2

Balance Sheets at December 31, 2008 and 2007	F-3

Statements of Operations for the Year Ended December 31, 2008,
   for the Period from July 19, 2007 (Inception) through December 31, 2007 and for the Period from July 19, 2007 (Inception) through December 31, 2008
F-4

Statement of Stockholders’ Equity (Deficit) for the Period from July 19, 2007 (Inception) through December 31, 2008	F-5

Statements of Cash Flows for the Year Ended December 31, 2008,
   for the Period from July 19, 2007 (Inception) through December 31, 2007 and for the Period from July 19, 2007 (Inception) through December 31, 2008
F-6

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
FormulaWon, Inc.
(A development stage company)
Santa Monica, California

We have audited the accompanying balance sheets of FormulaWon, Inc. (a development stage company) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2008, for the period from July 19, 2007 (inception) through December 31, 2007 and for the period from July 19, 2007 (inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FormulaWon, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended December 31, 2008, for the period from July 19, 2007 (inception) through December 31, 2007 and for the period from July 19, 2007 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that FormulaWon, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has limited financial resources and has incurred losses since inception all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
March 16, 2009

FORMULAWON, INC.
(A development stage company)
Balance Sheets

ASSETS
	December 31, 2008	December 31, 2007
Current Assets:
Cash	$11,892	$100
Prepaid expenses	10,937	-
Total current assets	22,829	100
TOTAL ASSETS	$22,829	$100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued expenses	$11,695	$6,000
Total Current Liabilities	11,695	6,000
Stockholders' Equity (Deficit):
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 10,686,759 and 6,000,000 shares issued and outstanding, respectively	10,687	6,000
Additional paid-in capital	69,526	(3,900)
Deficit accumulated during the development stage	(69,079)	(8,000)
Total Stockholders’ Equity (Deficit)	11,134	(5,900)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$22,829	$100

See accompanying notes to financial statements.

FORMULAWON, INC.
(A development stage company)

Statements of Operations

	For the Year Ended December 31, 2008	For the period from July 19, 2007 (Inception) through December 31, 2007	For the period from July 19, 2007 (Inception) through December 31, 2008

Revenue	$6,700	$-	$6,700

Operating expenses
Lease payments	32,813	-	32,813
Professional fees	22,313	8,000	30,313
General and administrative expenses	12,653	-	12,653

Total operating expenses	67,779	8,000	75,779

Loss from operations	(61,079)	(8,000)	(69,079)

Income tax provision	-	-	-

Net loss	$(61,079)	$(8,000)	$(69,079)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	9,873,846	5,783,133	8,597,421

See accompanying notes to financial statements.

FORMULAWON, INC.
(A development stage company)

Statement of Stockholders’ Equity (Deficit)
For the Period from July 19, 2007 (Inception) through December 31, 2008

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholder’s Equity (Deficit)

July 19, 2007 (Inception)	-	$-	$-	$-	$-

Shares issued for corporate expenses at $.001 par value on July 24, 2007	6,000,000	6,000	(4,000)		2,000

Contribution to capital			100		100

Net loss				(8,000)	(8,000)

Balance, December 31, 2007	6,000,000	6,000	(3,900)	(8,000)	(5,900)

Shares issued for cash from February 12, 2008 through March 31, 2008 at $0.0167 per share	4,627,710	4,628	72,501		77,129

Shares issued for cash from April 3, 2008 through April 6, 2008 at $0.0167 per share	59,049	59	925		984

Net loss				(61,079)	(61,079)

Balance, December 31, 2008	10,686,759	$10,687	$69,526	$(69,079)	$11,134

See accompanying notes to financial statements.

FORMULAWON, INC.
(A development stage company)

Statements of Cash Flows

	For Year Ended December 31, 2008	For the period from July 19, 2007 (Inception) through December 31, 2007	For the period from July 19, 2007 (Inception) through December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,079)	$(8,000)	$(69,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for compensation	-	2,000	2,000
Changes in assets and liabilities:
Increase in prepaid expenses	(10,937)	-	(10,937)
Increase in accrued expenses	5,695	6,000	11,695
Net Cash Used in Operating Activities	(66,321)	-	(66,321)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	78,113	-	78,113
Capital contribution	-	100	100
Net Cash Provided By Financing Activities	78,113	100	78,213

NET CHANGE IN CASH	11,792	100	11,892

CASH AT BEGINNING OF PERIOD	100	-	-
CASH AT END OF PERIOD	$11,892	$100	$11,892

See accompanying notes to financial statements.

FORMULAWON, INC.
(A development stage company)
December 31, 2008 and 2007
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

FormulaWon, Inc.  (“FormulaWon” or the “Company”), a development stage company, was incorporated on July 19, 2007 under the laws of the State of Delaware. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has generated minimal revenues since inception. The Company plans to own Formula 1 and other high-performance racecars and make them available with adequate instruction, training and virtual-reality simulated experiences to qualified individuals to drive on real racetracks.

NOTE 2 – SUMMARY OF ACCONTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development Stage Company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7“Accountingand Reporting by Development Stage Enterprises” (“SFAS No. 7”).  The Company has recognized minimal revenue, is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

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

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, prepaid expenses, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2008 or 2007.

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

In December 2007, the FASB issued FASB Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $68,797, a net loss and net cash used in operations of $60,797 and $66,321 for the year ended December 31, 2008, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock

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

NOTE 5 – INCOME TAXES

Deferred tax assets

At December 31, 2008, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $69,079 that may be offset against future taxable income through 2028.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $23,487 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $23,487.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $20,767 and $2,720 for the year ended December 31, 2008 and for the period from July 25, 2007 (Inception) through December 31, 2007, respectively.

Components of deferred tax assets at December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$23,487	2,720
Less valuation allowance	(23,487)	(2,720)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2008	For the Period from July 25, 2007 (inception) through December 31, 2007

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 6 – SALES CONCENTRATION

One (1) unrelated customer comprised 100% of the Company’s net sales for the year ended December 31, 2008.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Employment agreement

On March 11, 2008, the Company entered into an employment agreement (“Employment Agreement”) with its majority stockholder and sole director and officer (“Employee”) for a term of three years from the date of signing.  The Employee is being paid a minimum of $500 per month.  Either the Company or the Employee can terminate the Employment Agreement without cause upon thirty (30) days’ notice to the other party.

Formula One Vehicle Lease

On July 1, 2008, the Company entered into a lease for an A14 F1 race car that terminates on February 28, 2009. The lease requires the company to install a new motor and have the car tuned-up in lieu of paying a monthly lease charge. The total cost of the motor and the tune-up was $43,375 with the motor being purchased for $25,000 on August 4, 2008 and the tune-up, costing $18,375, being performed on October 1, 2008. The total charge of $43,375 is being amortized on a straight line basis over the life of the lease of eight (8) months. The $43,375 that the Company paid has been reduced by $32,813, the six months lease charges, with the balance of $10,937 remaining in prepaid expenses.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Li & Company, PC independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 3008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 3008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 3008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have one Director and Officer as follows:

Name                             Age                   Positions and Offices Held

Fitra Iriani                      33                   President, Chief Executive Officer, Secretary, Principal Accounting Officer, Director

Ms. Iriani attended the University of California Arts and Business School and Santa Monica Community College.  From there, Ms. Fitra Iriani has been working in Public Relations, Networking Sales, Client Marketing and Marketing and Sales Agent for Life Elites Network Company and Fidelity and Guarantee Life Insurance Company.

Ms. Irani brings sales, marketing and networking experience which will be valuable in launching the brand and promoting the company to a select group of individuals.

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2008 and 2007  in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Fitra Iriani Chairman, Chief Executive Officer and Chief Financial Officer	2008	$4,500	0	0	0	0	0	0	$4,500
	2007	$0	0	0	0	0	0	0	$0

Employment Agreements

On March 11th, 2008, the Company entered into an employment agreement (“Employment Agreement) with its president and CEO (“Employee”), which requires that the Employee to be paid a minimum of $500 per month for three years from date of signing. Employee or the Company has the right to terminate the Employment Agreement upon thirty (30) days’ notice to the other party.

Compensation of Directors

Directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class
Fitra Iriani 2800 Neilson Way #910 Santa Monica, California 90405	6,000,000	56.14%

All Executive Officers and Directors as a Group	6,000,000	56.14%

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were billed approximately $900 and $0 for professional services rendered for the audit and review of our financial statements.

 Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2008 and 2007.

Tax Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title

14.1	Code of Ethics

31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

FormulaWon, Inc.

By:	/s/Fitra Iriani
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Dated	March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fitra Iriani	President, Chief Executive Officer,	March 16, 2009
Fitra Iriani	Chief Financial Officer, Chairman of the Board of Directors