Form 10-Q
period 2009-03-31
Formulawon, Inc
filed 2009-05-11
CIK 1429900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 11, 2009: 10,686,759 shares of common stock.

FORMULAWON, INC.
(a development stage company)
FORM 10-Q
March 31, 2009
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

SIGNATURE

ITEM 1. Financial Information

FORMULAWON, INC.
(a development stage company)
March 31, 2009 and 2008

FINANCIAL STATEMENTS	Page #

Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	F-1

Statements of Operations for the Three Months Ended March 31, 2009 and 2008, and the Period from July 19, 2007 (Inception) through March 31, 2009 (Unaudited)	F-2

Statement of Stockholders Equity (Deficit) for the period from July 19, 2007 (Inception) through March 31, 2009 (Unaudited)	F-3

Statements of cash flows for the Three Months Ended March 31, 2009 and 2008 and the Period from July 19, 2007 (Inception) through March 31, 2009 (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5

 FORMULAWON, INC.
(a development stage company)

Balance Sheets

	March 31, 2009 (Unaudited)	December 31, 2008
ASSETS

Current Assets:
Cash	$7,242	$11,892
Prepaid expenses	-	10,937
Total current assets	7,242	22,829
TOTAL ASSETS	$7,242	$22,829

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued expenses	$19,186	$11,695
Total Current Liabilities	19,186	11,695
Stockholders' Equity (Deficit):
Preferred stock: $0.001 par value; authorized, 10,000,000 shares; no shares issued or outstanding	-	-
Common stock: $0.001 par value; authorized 500,000,000 shares; 10,686,759 shares issued and outstanding	10,687	10,687
Additional paid-in capital	69,526	69,526
Deficit accumulated during the development stage	(92,157)	(69,079)
Total Stockholders’ Equity (Deficit)	(11,944)	11,134

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,242	$22,829

See accompanying notes to the financial statements.

 FORMULAWON, INC.
(a development stage company)

Statements of Operations

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	For the period from July 19, 2007 (Inception) through March 31, 2009

Revenue	$-	$-	$6,700

Operating Expenses
Lease payments	10,937	-	43,750
Professional fees	10,491	1,000	40,804
Compensation	1,500	-	6,000
General and administrative	150	532	8,303

Total Operating Expenses	23,078	1,532	98,857

Net loss	$(23,078)	$(1,532)	$(92,157)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	10,686,759	7,421,167	8,899,736

See accompanying notes to financial statements.

 FORMULAWON, INC.
(a development stage company)

Statement of Stockholders’ Equity (Deficit)
For the Period from July 19, 2007 (Inception) through March 31, 2009

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

July 19, 2007 (Inception)	-	$-	$-	$-	$-

Shares issued for corporate expenses at $.001 par value on July 24, 2007	6,000,000	6,000	(4,000)		2,000

Contribution to capital			100		100

Net loss				(8,000)	(8,000)

Balance, December 31, 2007	6,000,000	6,000	(3,900)	(8,000)	(5,900)

Shares issued for cash from February 12, 2008 through March 31, 2008 at $0.0167 per share	4,627,710	4,628	72,501		77,129

Shares issued for cash from April 3, 2008 through April 6, 2008 at $0.0167 per share	59,049	59	925		984

Net loss				(61,079)	(61,079)

Balance, December 31, 2008	10,686,759	10,687	69,526	(69,079)	11,134

Net loss	`			(23,078)	(23,078)

Balance, March 31, 2009	10,686,759	$10,687	$69,526	$(92,157)	$(11,944)

See accompanying notes to financial statements.

 FORMULAWON, INC.
(a development stage company)

Statements of Cash Flows

	For Three Months Ended March 31, 2009	For Three Months Ended March 31, 2008	For the period from July 19, 2007 (Inception) through March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,078)	$(1,532)	$(92,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for compensation	-	2,000	2,000
Changes in assets and liabilities:
Decrease in prepaid expenses	10,937	-	-
Increase in accrued expenses	7,491	1,375	19,186
Net Cash Used in Operating Activities	(4,650)	(157)	(70,971)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	70,736	78,113
Capital contribution	-	-	100
Net Cash Provided By Financing Activities	-	70,736	78,213

NET CHANGE IN CASH	(4,650)	70,579	7,242

CASH AT BEGINNING OF PERIOD	11,892	100	-
CASH AT END OF PERIOD	$7,242	$70,679	$7,242

See accompanying notes to financial statements.

FORMULAWON, INC.
(a development stage company)
March 31, 2009 and 2008
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION

FormulaWon, Inc.  (“FormulaWon” or the “Company”), a development stage company, was incorporated on July 19, 2007 under the laws of the State of Delaware. Although the Company has recognized some nominal amount of revenue since inception, the Company is still devoting substantially all of its efforts on developing a business plan and establishing contacts and visibility in the marketplace. The Company plans to own Formula 1 and other high-performance racecars and make them available with adequate instruction, training and virtual-reality simulated experiences to qualified individuals to drive on real racetracks.

NOTE 1 – SUMMARY OF ACCONTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three months ended March 31, 2009, the three months ended March 31, 2008, and the period from July 19, 2007 (Inception) through March 31, 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed on Form 10-K which was filed with the SEC on March 18, 2009.

Development Stage Company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7“Accountingand Reporting by Development Stage Enterprises” (“SFAS No. 7”).  Although the Company has recognized some nominal amount of revenue since inception, the Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

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

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2009 or 2008.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ended December 31, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  The Company believes that SFAS 162 will have no impact on their existing accounting methods.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $92,157, a net loss and net cash used in operations of $23,078 and $4,650 for the quarter ended March 31, 2009, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to generate sufficient sales, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

Formula One Vehicle Lease

On July 1, 2008, the Company entered into a lease for an A14 F1 race car that terminated on February 28, 2009. The lease required the company to install a new motor and have the car tuned-up in lieu of paying a monthly lease charge. The total cost of the motor and the tune-up was $43,375 with the motor being purchased for $25,000 on August 4, 2008 and the tune-up, costing $18,375, was performed on October 1, 2008. The total charge of $43,375 has been completely amortized on a straight line basis over the life of the lease of eight (8) months.

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

Results of Operations

For the period from July 19, 2007 (inception), to March 31, 2009 we had $6,700 in revenues. Expenses for such period totaled $98,857. Expenses for the period consisted of $43,750 for lease payments, $6,000 for compensation, $40,804 for professional fees, and $8,303 for general and administrative expenses.

Capital Resources and Liquidity

As of March 31, 2009 we had $7,242 in cash.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 30, 2009.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ended December 31, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  The Company believes that SFAS 162 will have no impact on their existing accounting methods.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2009.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

FORMULAWON, INC.

Date: May 11, 2009	By:	/s/ Fitra Iriani
Fitra Iriani
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer