Form 10-Q
period 2009-06-30
Formulawon, Inc
filed 2009-08-03
CIK 1429900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______ to  ______.

FormulaWon, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	333-150424
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

2800 Neilson Way #910
Santa Monica, CA 90405
 (Address of Principal Executive Offices)
 _______________

(310) 403-4319
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 3, 2009: 10,686,759 shares of common stock.

FORMULAWON, INC.
(a development stage company)
FORM 10-Q
June 30, 2009
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

SIGNATURE

ITEM 1. Financial Information

FORMULAWON, INC.
(a development stage company)
June 30, 2009 and 2008

FINANCIAL STATEMENTS	Page #

Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	F-1

Statements of Operations for the Three Months Ended June 30, 2009 and 2008 (Unaudited)	F-2

Statements of Operations for the Six Months Ended June 30, 2009 and 2008, and the Period from July 19, 2007 (Inception) through June 30, 2009 (Unaudited)	F-3

Statement of Stockholders’ Equity (Deficit) from July 19, 2007 (Inception) through June 30, 2009 (Unaudited)	F-4

Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 and the Period from July 19, 2007 (Inception) through June 30, 2009 (Unaudited)	F-5

Notes to the Financial Statements (Unaudited)	F-6

 FORMULAWON, INC.
(a development stage company)
Balance Sheets

ASSETS
	June30, 2009 (Unaudited)	December 31, 2008
Current Assets:
Cash	$4,042	$11,892
Prepaid expenses	-	10,937
Total current assets	4,042	22,829
TOTAL ASSETS	$4,042	$22,829

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued expenses	$18,911	$11,695
Total Current Liabilities	18,911	11,695
Stockholders' Equity (Deficit):
Preferred stock: $0.001 par value; authorized, 10,000,000 shares; no shares issued or outstanding	-	-
Common stock: $0.001 par value; authorized 500,000,000 shares; 10,686,759 shares issued and outstanding	10,687	10,687
Additional paid-in capital	69,526	69,526
Deficit accumulated during the development stage	(95,082)	(69,079)
Total Stockholders’ Equity (Deficit)	(14,869)	11,134

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,042	$22,829

See accompanying notes to the financial statements.

 FORMULAWON, INC.
(a development stage company)

Statements of Operations
(Unaudited)

	For the Three MonthsEnded June 30, 2009	For the Three Months Ended June 30, 2008

Revenue	$-	$-

Operating Expenses

Professional fees	1,275	6,313
Compensation	1,500	1,500
General and administrative	150	810

Total Operating Expenses	2,925	8,623

Net loss	$(2,925)	$(8,623)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,686,759	10,683,483

See accompanying notes to financial statements.

 FORMULAWON, INC.
(a development stage company)

Statements of Operations
(Unaudited)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008	For the period from July 19, 2007 (Inception) through June 30, 2009

Revenue	$-	$-	$6,700

Operating Expenses
Lease payments	10,937	-	43,750
Professional fees	11,766	7,313	42,079
Compensation	3,000	1,500	7,500
General and administrative	300	1,342	8,453

Total Operating Expenses	26,003	(10,155)	101,782

Net loss	$(26,003)	$(10,155)	$(95,082)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	10,686,759	9,063,696	10,463,233

See accompanying notes to financial statements.

 FORMULAWON, INC.
(a development stage company)

Statement of Stockholders’ Equity (Deficit)
For the Period from July 19, 2007 (Inception) through June 30, 2009
(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

July 19, 2007 (Inception)	-	$-	$-	$-	$-

Shares issued for corporate expenses at $.001 par value on July 24, 2007	6,000,000	6,000	(4,000)		2,000

Contribution to capital			100		100

Net loss				(8,000)	(8,000)

Balance, December 31, 2007	6,000,000	6,000	(3,900)	(8,000)	(5,900)

Shares issued for cash from February 12, 2008 through March 31, 2008 at $0.0167 per share	4,627,710	4,628	72,501		77,129

Shares issued for cash from April 3, 2008 through April 6, 2008 at $0.0167 per share	59,049	59	925		984

Net loss				(61,079)	(61,079)

Balance, December 31, 2008	10,686,759	10,687	69,526	(69,079)	11,134

Net loss	`			(26,003)	(26,003)

Balance, June 30, 2009	10,686,759	$10,687	$69,526	$(95,082)	$(14,869)

See accompanying notes to financial statements.

 FORMULAWON, INC.
(a development stage company)

Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008	For the period from July 19, 2007 (Inception) through June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,003)	$(10,155)	$(95,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for compensation	-		2,000
Changes in assets and liabilities:
Decrease in prepaid expenses	10,937	-	-
Increase in accrued expenses	7,216	1,275	18,911
Net Cash Used in Operating Activities	(7,850)	(8,880)	(74,171)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	78,113	78,113
Capital contribution	-	-	100
Stock subscription receivable	-	(500)	-
Net Cash Provided By Financing Activities	-	77,613	78,213

NET CHANGE IN CASH	(7,850)	68,733	4,042

CASH AT BEGINNING OF PERIOD	11,892	68,833	-
CASH AT END OF PERIOD	$4,042	$6,392	$4,042

See accompanying notes to financial statements.

FORMULAWON, INC.
(a development stage company)
June 30, 2009 and 2008
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

NOTE 2 – SUMMARY OF ACCONTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three and six months ended June 30, 2009, the three and six months ended June 30, 2008, and the period from July 19, 2007 (Inception) through June 30, 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed on Form 10-K which was filed with the SEC on March 18, 2009.

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

Fair Value of Financial Instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2009 or 2008.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2009 or 2008.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ended January 31, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $95,082, a net loss and net cash used in operations of $26,003 and $7,850 for the six months ended June 30, 2009, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 – SUBSEQUENT EVENTS

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165 “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  It requires the disclosure of the date through which subsequent events have been evaluated as well as the basis for that date. This statement is effective prospectively for interim or annual financial periods ending after June 15, 2009.  The Company has evaluated all subsequent events through August 3, 2009, the date of this filing, and determined there are no material recognized or unrecognized subsequent events.

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

Results of Operations

For the period from July 19, 2007 (inception), to June 30, 2009 we’ve had $6,700 in revenues.   Expenses for such period totaled $101,782. Expenses for the period consisted of $43,750 for lease payments, $7,500 for compensation, $42,079 for professional fees, and $8,453 for general and administrative expenses.

Capital Resources and Liquidity

As of June 30, 2009 we had $4,042 in cash.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2009.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ended January 31, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

FORMULAWON, INC.

Date: August 3, 2009	By:	/s/ Fitra Iriani
Fitra Iriani
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer