Form 10-Q/A
period 2009-03-31
Formulawon, Inc
filed 2009-10-02
CIK 1429900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-Q

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

FORMULAWON, INC.

Date: October 2, 2009	By:	/s/ Fitra Iriani
Fitra Iriani
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer