Form 10-K
period 2009-12-31
Reach Messaging Holdings, Inc.
filed 2010-04-15
CIK 1429900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 002-95626-D

Reach Messaging Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	333-150424
(State or other jurisdiction	Commission File Number
of incorporation or organization)

2801 Ocean Park Boulevard, Suite 335
Santa Monica, California 90405
(Address of principal executive offices)

Registrant’s telephone number, including area code: (888) 631-8555

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
N/A

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐  The registrant is not yet subject to this requirement.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold was not determinable as there were no shares available for public sale.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 7, 2010 was 126,698,901.

DOCUMENTS INCORPORATED BY REFERENCE

None

Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (this “Report”), the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (the “SEC”), and public announcements that we have previously made or may subsequently make include, may include or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Report and those reports, statements, information and announcements address activities, events or developments that Reach Messaging, Inc., a California corporation (herein after referred to as “we,” “us,” “our,” or “our Company” unless context otherwise requires) expects or anticipates, will or may occur in the future. Any statements in this Report about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,”“would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

The risk factors referred to in this Report could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties described below are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

The industry and market data contained in this Report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

We were incorporated in the State of California on September 19, 2007 as Reach Messaging, Inc. Subsequent to the year ended December 31, 2009, we were acquired by FormulaWon, Inc. a public company and renamed that entity Reach Messaging Holdings, Inc.  Reach Messaging Holdings, Inc. and its wholly owned subsidiary Reach Messaging, Inc. (hereinafter “Reach Messaging” or the “Company”) was formed to assist publishers and advertisers reaching the millions of ‘tweens’, teens and ‘generation Y’ through the internet and mobile instant messaging platforms. That business model is expanding to take into account the ever-growing market for handheld device applications and social media technologies.

Reach Messaging extends corporate brands through the use of mobile applications and social gaming. The Company contracted with America Online (“AOL”) to build 4 instant messaging virtual robots (“Bot” or “Bots”) to run on their AOL Instant Messaging Network (“AIM Network”). The AIM Network is an instant messaging and presence computer program that uses the proprietary OSCAR instant messaging protocol and the TOC protocol to allow registered users to communicate in real time. It was released by AOL in May 1997. These 4 Bots, including GossipinGabby, SportsFanStan, My TV Bud and ProfGilzot are currently the most popular Bots on the AIM Network as measured by AOL host infrastructure. Reach Messaging has also built numerous Bots in the retail field (AOL Shortcuts) and in the education field (PurdueBuddy). Differentiating features from other Bot vendors and platforms include instant messaging gaming (TD Mania, celeb hangman), sports score alerts, instant messaging surveys and interactive polls and quizzes. Our partners have included Waste Management, Britney Spears, Alloy Media, AOL, Hearst Publishing, Purdue University and Stylecaster.

Through the use of Bots and web properties, Reach Messaging currently touches over 1,500,000 unique users on a monthly basis. An IM Bot is a screen name that can respond automatically to the Instant Messages (“IM” or “IMs”) or text messages it receives. It is capable of maintaining high volume IM conversations with multiple users simultaneously. IM Bots allow publishers to easily provide dynamic content and information via IM or another instant messaging technology called Short Message Service (“SMS”). They allow users to create real-time interactive experiences, such as providing song lyrics, state capitals, jokes, celeb gossip, TV line-up, sporting news or pictures, to a large audience on demand. IM Bots can initiate conversations to users that have the Bot on their buddy list or if they have subscribed to receive alerts (i.e. celeb gossip, sports scores).

Principal Products and Services

The Company’s unique technology will position us to become the IM and SMS solution for media partners, high school and university networking, retail outlets and service industry communications. Currently, Reach Messaging has 5 applications that appear on every AOL users AOL Instant Messaging buddy list:

GossipinGabby: The most popular Bot. It was launched in June 2008 and this Bot reports on celebrity news. It has 600,000 monthly unique users and over 2.6 million page views. This Bot features polls, quizzes and jokes related to celebrity news.

SportsFanStan: This Bot was launched in August 2008 and has everything related to sports. This Bot is very popular with males between the ages of 13 and 25. It has 150,000 monthly unique visitors and over 1 million monthly page views. On NFL game day, this Bot provides over 200,000 game day alerts to users. This Bot features polls and sports scoring alerts.

MyTVBud: This Bot was launched in February 2009 and provides users with updates on TV shows and news related to TV stars. It has 170,000 monthly unique visitors and over 700,000 monthly page views. It provides over 36,000 subscribers with update alerts and features polls, quizzes and videos related to current TV shows.

ProfGilzot: This Bot was launched in June 2007 and is focused on education and educational trivia. It was the first content Bot provided by AIM. This Bot has 140,000 unique monthly visitors and over 1,400,000 monthly page views. Over 51,000 subscribers receive alerts from this Bot.

LivGreene: This Bot was launched in January 2008 with the intent of providing environmentally friendly tips to subscribers. It has 115,000 monthly unique visitors and over 460,000 monthly page views. It has 12,000 subscribers who receive alerts and this Bot provides tips for living healthier and protecting the environment.

We earn a development fee to create Bots.  We developed the above Bots pursuant to a development agreement with AOL whereby AOL paid us a cash fee to create the Bots.  We also earn recurring revenue from the Bots based on a revenue sharing agreement with AOL.  We intend to earn revenue based on our ability to monetize our page views through the sale of advertising impressions. We have not yet begun recognizing revenue from this method.

Distribution Methods of Products and Services

Our Bots are distributed to consumers through the AIM Network using AOL as our distribution partner.

Research and Development

Research and development costs related to both future and present products are charged to operations as incurred.  For the periods ended December 31, 2009 and 2008, the Company recognized $231,625 and $223,950, respectively, of research and development costs.  These costs are not borne directly by our customers.

Our Strategy

The growth of handheld and other mobile devices makes the products offered by the Company relevant. Subsequent to the year ended December 31, 2009, the Company solidified its business strategy of migrating from a bot-only Company to entering the much larger and rapidly growing market for mobile applications and social gaming. The Company has aggressively begun executing upon this strategy with the following results:

•
Reach Messaging partnered with Waste Management to build its first social media game. The game is similar in development to other very popular Facebook games, such as, Cafe World, Farmville, Fishville, etc. This social media game will enable Reach Messaging to enter the social gaming space with a marquee customer.  The Company hopes to gain additional contracts with Waste Management. Another benefit from this project is the technical skills gained that can be applied to future gaming development businesses.

•
Reach Messaging partnered with Hearst Media to build their Espin property mobile application. The transaction is expected to provide a revenue share based on advertising revenue and registrations generated. The goal of this partnership is for Reach Messaging to secure new orders to develop Bots, games or other applications for the rest of their well-known brands including Cosmogirl, Seventeen, Teen, and others.

Our Competitive Strengths

We are subject to the normal competitive conditions found in the marketplace for similarly situated technology-based companies. We do not yet have patent or other legal boundaries to our technology.

Our Strategic Partners

Currently we are not reliant on any strategic partners for our business.

Competitive Conditions

The Company operates in a very competitive marketplace with other firms who have greater financial resources.

Government Regulations

We are not subject to any industry specific governmental regulations or controls.

Intellectual Property

The Company currently does not have any capitalized intellectual property.

Environment Matters

None.

Employees

Currently, the Company has 5 employees. We periodically utilize contractors and consultants to perform additional services.

ITEM 1A.	RISK FACTORS

The common shares offered are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose their entire investment. Accordingly, prospective investors should carefully consider, along with other matters referred to herein, the following risk factors in evaluating our business before purchasing any common shares.  This Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Report.

Risks Relating to Our Business

WE HAVE A LIMITED OPERATING HISTORY THAT YOU CAN USE TO EVALUATE US, AND THE LIKELIHOOD OF OUR SUCCESS MUST BE CONSIDERED IN LIGHT OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS FREQUENTLY ENCOUNTERED BY A SMALL DEVELOPING COMPANY.

We were incorporated in California in September 2007. We have no significant assets or financial resources. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

WE NEED TO MANAGE GROWTH IN OPERATIONS TO MAXIMIZE OUR POTENTIAL GROWTH AND ACHIEVE OUR EXPECTED REVENUES AND OUR FAILURE TO MANAGE GROWTH WILL CAUSE A DISRUPTION OF OUR OPERATIONS RESULTING IN THE FAILURE TO GENERATE REVENUE.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our sales and marketing operations. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

 In order to achieve the above-mentioned targets, the general strategies of the Company are to maintain and search for talented and dedicated employees who have innovative initiatives and keep a close eye on expanding opportunities.

IF WE NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

If adequate additional financing is not available on reasonable terms, we may not be able to undertake expansion, continue our marketing efforts and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing stockholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

NEED FOR ADDITIONAL EMPLOYEES.

The Company’s future success also depends upon its continuing ability to attract and retain highly qualified personnel.  Expansion of the Company’s business, management and operation will require additional managers and employees with industry experience, and the success of the Company will be highly dependent on the Company’s ability to attract and retain skilled management personnel and other employees. Competition for such personnel is intense. There can be no assurance that we will be able to attract or retain highly qualified personnel. Competition for skilled personnel in our industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

The Company’s inability to attract skilled management personnel and other employees as needed could have a material adverse effect on the Company’s business, operating results and financial condition. The arrangement with our current employees is at will, meaning its employees may voluntarily terminate their employment at any time. We anticipate that the use of stock options, restricted stock grants, stock appreciation rights, and phantom stock awards will be valuable in attracting and retaining qualified personnel. However, the effects of such plan cannot be certain.

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICE OF OUR OFFICERS.

We are presently dependent to a great extent upon the experience, abilities and continued services of Shane Gau, David R. Wells and Jason Campbell, our management team. The loss of services of Mr. Gau, Mr. Wells or Mr. Campbell could have a material adverse effect on our business, financial condition or results of operation.

WE ARE IN AN INTENSELY COMPETITIVE INDUSTRY AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO COMPETE WITH OUR COMPETITORS WHO MAY HAVE GREATER RESOURCES.

We face strong competition within the local area by competitors in the instant messaging platform industry who may have substantially greater financial resources and marketing, development and other capabilities than the Company. In addition, there are very few barriers to enter into the market for our services and our competitors could duplicate our business model. There can be no assurance that any of our competitors, many of whom have far greater resources will not independently develop services that are substantially equivalent or superior to our services. Therefore, an investment in the Company is very risky and speculative due to the competitive environment in which the Company intends to operate.

OUR ABILITY TO CONTINUE TO DEVELOP AND EXPAND OUR PRODUCT OFFERINGS TO ADDRESS EMERGING CONSUMER DEMANDS AND TECHNOLOGICAL TRENDS WILL IMPACT OUR FUTURE GROWTH. IF WE ARE NOT SUCCESSFUL IN MEETING THESE BUSINESS CHALLENGES, OUR RESULTS OF OPERATIONS AND CASH FLOWS WILL BE MATERIALLY AND ADVERSELY AFFECTED.

Our ability to implement solutions for our customers incorporating new developments and improvements in technology which translate into productivity improvements for our customers and to develop product offerings that meet the current and prospective customers’ needs are critical to our success. The markets we serve are highly competitive. Our competitors may develop solutions or services which make our offerings obsolete. Our ability to develop and implement up to date solutions utilizing new technologies which meet evolving customer needs in internet and mobile instant messaging platforms solutions will impact our future revenue growth and earnings.

OUR FUTURE SUCCESS IS DEPENDENT UPON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY.

We may not be able to protect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. Although management does not believe that our services infringe on the intellectual rights of others, there is no assurance that the Company may not be the target of infringement or other claims. Such claims, even if not true, could result in significant legal and other costs associated and may be a distraction to management. We plan to rely on a combination of copyright, trade secret, trademark laws and non-disclosure and other contractual provisions to protect our proprietary rights. We use and intend to use the trademark “Reach Messaging” name and logo. We intend to file federal trademark applications for “Reach Messaging” and have secured the Internet trade domain “www.reachmessaging.com” and related logo. There can be no assurance that the registrations applied for will be accepted. Because the policing of intellectual and intangible rights may be difficult and the ideas and other aspects underlying our business model may not in all cases be protectable under intellectual property laws, there can be no assurance that we can prevent competitors from marketing the same or similar products and services.

Risks Associated with Our Shares of Common Stock

BROAD DISCRETION OF MANAGEMENT TO USE OF PROCEEDS.

The Company’s management will have broad discretion with respect to the expenditure of the net proceeds of financing transactions. Accordingly, investors will be entrusting their funds to the Company’s management, upon whose judgment they must depend, with limited information concerning the specific working capital requirements and general corporate purposes to which the funds will be ultimately applied.

RESTRICTED SECURITIES; LIMITED TRANSFERABILITY.

Purchase of the securities should be considered a long-term and illiquid investment. The securities have not been registered under the Securities Act of 1933 (the “Act”), are being offered by reason of a specific exemption from registration and are “restricted securities” under Rule 144 promulgated under the Act, and cannot be sold without registration under the Act or any exemption from registration. In addition, the securities will not be registered under any state securities laws that would permit their transfer. Because of these restrictions and the absence of a trading market for the securities, an investor will likely be unable to liquidate an investment even though other personal financial circumstances would dictate such liquidation.

OUR COMMON STOCK IS QUOTED ON THE OVER-THE-COUNTER BULLETIN BOARD WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”). The OTCBB is a significantly more limited market than the New York Stock Exchange or Nasdaq system. The quotation of our shares on the OTCBB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

IF WE FAIL TO ESTABLISH AND MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL, WE MAY NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS ACCURATELY OR TO PREVENT FRAUD. ANY INABILITY TO REPORT AND FILE OUR FINANCIAL RESULTS ACCURATELY AND TIMELY COULD HARM OUR REPUTATION AND ADVERSELY IMPACT THE TRADING PRICE OF OUR COMMON STOCK.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We gave not performed an in-depth analysis to determine if in the past un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

OUR SHARES OF COMMON STOCK ARE VERY THINLY TRADED, AND THE PRICE MAY NOT REFLECT OUR VALUE AND THERE CAN BE NO ASSURANCE THAT THERE WILL BE AN ACTIVE MARKET FOR OUR SHARES OF COMMON STOCK EITHER NOW OR IN THE FUTURE.

Our shares of common stock are very thinly traded, and the price if traded may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness being generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for any loans.

OUR COMMON STOCK IS CLASSIFIED AS A “PENNY STOCK” AS THAT TERM IS GENERALLY DEFINED IN THE SECURITIES EXCHANGE ACT OF 1934 TO MEAN EQUITY SECURITIES WITH A PRICE OF LESS THAN $5.00. OUR COMMON STOCK WILL BE SUBJECT TO RULES THAT IMPOSE SALES PRACTICE AND DISCLOSURE REQUIREMENTS ON BROKER-DEALERS WHO ENGAGE IN CERTAIN TRANSACTIONS INVOLVING A PENNY STOCK.

We will be subject to the penny stock rules adopted by the Securities and Exchange Commission (“SEC”) that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

• the basis on which the broker or dealer made the suitability determination, and

• that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of   trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock, if and when our common stock becomes publicly traded. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our common stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our stockholders will, in all likelihood, find it difficult to sell their common stock.

WE DO NOT ANTICIPATE THAT WE WILL PAY DIVIDENDS ON OUR COMMON STOCK ANY TIME IN THE FUTURE.

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future.  We plan to retain our earnings, if any, to provide funds for the expansion of our business. Our board of directors will determine future dividend policy based upon conditions at that time, including our earnings and financial condition, capital requirements and other relevant factors.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

 Our corporate headquarters are located at 2801 Ocean Park Blvd, Suite 355, Santa Monica, California 90405. However, our employees work virtually throughout the United States.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and to the best of the Company’s knowledge, no such proceedings are threatened or contemplated.  At this time, the Company has no bankruptcy, receivership, or similar proceedings pending.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since inception, there has been no trading in the Company’s shares although it has been listed on OTCBB under the symbol “FWON.OB” since October 1, 2009 and “RCMH.OB” since March 5, 2010.

Holders

As of April 7, 2010, we had approximately 48 stockholders of record. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future.  We plan to retain our earnings, if any, to provide funds for the expansion of our business. Our board of directors will determine a future dividend policy based upon conditions at that time, including our earnings and financial condition, capital requirements and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

 None.

Recent Issuances of Unregistered Securities

 None.

ITEM 6.           SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto, included elsewhere in this Report. Except for the historical information contained in this Report, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of certain factors including, but not limited to, those discussed in the section of this Report titled “Risk Factors”, as well as other factors, some of which will be outside of our control.  You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made.  We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  You should refer to and carefully review the information in future documents we file with the SEC.

Application of Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used or a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during the 2009 fiscal year.

Revenue Recognition – We recognize revenue from sales of the applications we have developed. Revenue from direct sale contracts of the Company’s products to commercial users is recognized based on the terms of the agreement, after the product has been delivered, and collection of the resulting receivable is reasonably assured.

Allowance for Doubtful Accounts – We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of customers to meet their financial obligations to us. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot precisely predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers deteriorate, resulting in their inability to make payments, a larger reserve may be required. In the event we determine that a change in the allowance is appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we make such a determination.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from customers. We perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses.

Share-Based Compensation – We determine the fair value of stock options and warrants using the Black-Scholes valuation model as permitted under ASC 718 Compensation — Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and the related income tax impact.

Income Taxes – As part of the process of preparing our financial statements, we estimate the income taxes in each of the jurisdictions in which we operate. This process involves estimating the current income tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for income tax and accounting purposes. These differences could result in deferred income tax assets and liabilities, which would be included in our Balance Sheets. We assess the likelihood that our deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the income tax provision in the Statements of Operations.

We utilize significant management judgment to determine the provision for income taxes, deferred income tax assets and liabilities, including uncertain tax positions, and any valuation allowance recorded against net deferred income tax assets. Management periodically evaluates the deferred income tax assets as to whether it is likely that the deferred income tax assets will be realized. We write down the deferred income tax asset at the time we determine the asset is not likely to be realized.

Plan of Operation

The Company has not generated sufficient revenue so it intends to report its plan of operation below. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

Reach Messaging extends corporate brands through the use of mobile applications and social gaming. The Company began in the Bot development business when it contracted with America Online Company (“AOL”) to build 4 instant messaging virtual robots (“Bot” or “Bots”) to run on their AOL Instant Messaging Network (the “AIM Network”). The AIM Network is an instant messaging and presence computer program that uses the proprietary OSCAR instant messaging protocol and the TOC protocol to allow registered users to communicate in real time. It was released by the AOL in May 1997. These 4 Bots, including GossipinGabby, SportsFanStan, My TV Bud and ProfGilzot are currently the most popular Bots on the AIM Network as measured by the AOL host infrastructure. Reach Messaging has also built numerous Bots in the retail field (AOL Shortcuts) and in the education field (PurdueBuddy). Differentiating features from other Bot vendors and platforms include instant messaging gaming (TD Mania, celeb hangman), sports score alerts, instant messaging surveys and interactive polls and quizzes. Our partners have included Waste Management, Britney Spears, Alloy Media, AOL, Hearst Publishing, Purdue University and Stylecaster.  Our partners pay us a cash fee to develop a product such as a Bot or other web property which extends their corporate brand.

Through the use of “Bots” and web properties, Reach Messaging currently touches over 1,500,000 unique users on a monthly basis. An IM Bot is a screen name that can respond automatically to the Instant Messages (“IM” or “IMs”) or text messages it receives. It is capable of maintaining high volume IM conversations with multiple users simultaneously. IM Bots allow publishers to easily provide dynamic content and information via IM or another instant messaging technology called Short Message Service (“SMS”). They allow users to create real-time interactive experiences, such as providing song lyrics, state capitals, jokes, celeb gossip, TV line-up, sporting news or pictures, to a large audience on demand. IM Bots can initiate conversations to users that have the Bot on their buddy list or if they have subscribed to receive alerts (i.e. celeb gossip, sports scores).

The growth of handheld and other mobile devices makes the products offered by us relevant. Subsequent to the year ended December 31, 2009, the Company solidified its business strategy of migrating from a Bot-only Company to entering the much larger and rapidly growing market for mobile applications and social gaming. The Company has aggressively begun executing upon this strategy with the following results:

•
Reach Messaging partnered with Waste Management to build its first social media game. The game is similar in development to other very popular Facebook games, such as, Cafe World, Farmville, Fishville, etc. This game will enable Reach Messaging to enter the social gaming space with a marquee customer.  The Company hopes to gain additional contracts with Waste Management. Another benefit from this project is the technical skills gained that can be applied to future gaming development businesses.

•
Reach Messaging partnered with Hearst Media to build their Espin property mobile application. The transaction is expected to provide a revenue share based on advertising revenue and registrations generated. The goal of this partnership is for Reach Messaging to secure new orders to develop Bots, games and other applications for the rest of their well-known brands including Cosmogirl, Seventeen, Teen, and others.

Results of Operations

Comparison of Years Ended December 31, 2009 and December 31, 2008.

The following table sets forth the results of our operations for the periods indicated:

	For the Years Ended
	December 31,	December 31,
	2009	2008
Net revenue	$108,639	$205,632
Cost of revenue	24,477	51,090
Gross profit	84,162	154,542
Total operating costs	286,220	236,959
Loss before income taxes	(202,058)	(82,417)
Provision for income tax	-	-
Interest Expense	1,215	-
Net loss	(203,273)	(82,417)
Net loss per common share – basic and diluted	(0.04)	(0.02)
Weighted average number of common shares outstanding	5,100,000	5,100,000

Net Revenue

For the year ended December 31, 2009, our net revenue decreased approximately 47.2% from $205,635 for the fiscal year ended 2008 compared to $108,639 for the fiscal year ended 2009. Our revenue from Lead Conversion revenue, which represents revenue earned through the converting of leads from our Bot agents into closed business for our advertisers, decreased approximately 59.8% from 120,882 in fiscal year 2008 compared to $48,639 in fiscal 2009. The decrease in lead conversion revenue was due to the loss of certain customers in 2009 related to prevailing economic conditions. We also generated $60,000 in hosting revenue in 2009, which was the same amount for the period in 2008, due to a recurring revenue contract. Hosting revenue is a periodic fee charged to host and maintain a partner’s server and content related to the Bot properties. We had no revenue from Bot sales for the year ended December 31, 2009 compared to $24,750 for the year ended December 31, 2008 due to the loss of certain customers in 2009 related to prevailing economic conditions.

Cost of Revenue

Our cost of revenue decreased approximately 52.1% to $24,477 for the year ended December 31, 2009 from $51,090 for the year ended December 31, 2008.  The decrease in cost of revenue was primarily due to costs associated with the delivery of Bots which were $18,000 for the twelve months ended December 31, 2008 compared to $0 for the twelve months ended December 31, 2009 as we had no Bot revenue for the 2009 period.  Costs associated with the customizing of advertising associated with our lead conversion revenue also decreased for the 2009 period compared to the 2008 period, from $30,090 in 2008 to $22,243 in 2009.

Gross Profit

Our gross profit decreased approximately 45.6% from $154,542 for fiscal year ended 2008 to $84,162 for fiscal year ended 2009.  The decrease in our gross profit was primarily attributable to the reduction in Lead Conversion revenue.

Operating Costs

Our operating costs increased to $286,220 for the twelve months ended December 31, 2009 from $236,959 for the twelve months ended December 31, 2008, or an increase of approximately 20.8%.  The increase was mainly due to an increase in general and administrative costs.  General and administrative costs increased to $46,824 for the year ended December 31, 2009 from $2,580 for the year ended December 31, 2008.  Costs associated with the development of our Bot technology increased to $231,625 for the twelve months ended December 31, 2009 from $223,950 for the twelve months ended December 31, 2008.

Net Loss

Our net loss increased approximately 146.6% from a net loss of $82,417 for the fiscal year ended 2008 compared to a net loss of $203,273 for the fiscal year ended 2009. The significant increase of net loss was mainly attributable to increase operations on the development of new products, and the reduction in Lead Conversion revenue.

Liquidity and Capital Resources

Our cash and cash equivalents for the years ended December 31, 2009 and December 31, 2008 were $27 and $372, respectively.  Despite capital contributions and sales, and both related party and third party loan commitments, we may experience cash flow shortages that can slow our expected growth. We have primarily financed our activities from sales of our capital stock and from loans from related and third parties. A significant portion of the funds raised from the sale of capital stock will be used to cover working capital needs such as office expenses and various professional fees.

Our cash flow requirements during this period have been met by contributions of capital and debt financing. We anticipate that financing will be required until such time as we are able to generate adequate cash flow from operations to support both our cash needs for normal operations, and to support the cash needs for our investment into additional resources and assets to support our growth. Currently we cannot determine when either will occur and as such we will need to obtain financing to cover our costs for the foreseeable future. No assurance can be given that these sources of financing will continue to be available. If we are unable to generate profits, or unable to obtain additional funds for its working capital needs, we may have to curtail normal operations, or cease operations completely.

Off-Balance Sheet Arrangements

As of December 31, 2009, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Contractual Obligations

None.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REACH MESSAGING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Reach Messaging, Inc.

We have audited the accompanying balance sheets of Reach Messaging, Inc. as of December 31, 2009 and 2008, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009. Reach Messaging, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reach Messaging, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has had net losses of approximately $203,000 and $82,000 for the years ended December 31, 2009 and 2008, respectively, and has an accumulated deficit of approximately $322,000 as of December 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 11. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Lawrenceville, New Jersey

April 15, 2010

REACH MESSAGING, INC.
BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS

Current assets
Cash	$27	$372
Accounts receivable	8,000	10,515
Refundable federal income taxes	2,943	6,199
Total current assets	10,970	17,086

Total assets	$10,970	$17,086

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable & accrued expenses	$30,383	$3,147
Loan Payable	58,000	-
Total current liabilities	88,383	3,147

Stockholders' equity
Common stock; no par value: authorized 10,000,000 shares; issued and outstanding: 5,100,000	-	-
Additional paid-in capital	244,652	132,731
Deficit accumulated	(322,065)	(118,792)
Total stockholders' equity	(77,413)	13,939

Total liabilities and stockholders' equity	$10,970	$17,086

The accompanying notes form an integral part of these financial statements.

REACH MESSAGING, INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009 and 2008

	Years Ended December 31,
	2009	2008
Revenue
Bot sales	$-	$24,750
Hosting revenue	60,000	60,000
Lead conversion revenue	48,639	120,882
Total revenue	108,639	205,632

Costs of Revenue
Costs of bots sold	-	18,000
Advertising customization	22,243	30,090
Web hosting expense	2,234	3,000
Total costs of revenue	24,477	51,090

Gross profit	84,162	154,542

Operating Costs
General and administrative expenses	46,824	2,580
Research and development expense	231,625	223,950
Management fee	7,771	10,429
Total operating costs	286,220	236,959

Loss before interest and income taxes	(202,058)	(82,417)

Interest expense	1,215	-

Loss before income taxes	(203,273)	(82,417)

Provision for income tax	-	-

Net loss	$(203,273)	$(82,417)

Net loss per common share - basic and diluted	$(0.04)	$(0.02)

Weighted average number of common shares outstanding	5,100,000	5,100,000

The accompanying notes form an integral part of these financial statements.

REACH MESSAGING, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended December 31, 2009 and 2008

				Total
				Stockholders'
	Common Stock		Additional	Equity
	Shares	Par Value	Paid-in Capital	(Deficit)

Balance, December 31, 2007	5,100,000	$-	$45,414	9,039

Additional capital contributed on December 31, 2008			87,317	87,317
Net income (loss)				(82,417)
Balance, December 31, 2008	5,100,000	$-	$132,731	13,939

Additional capital contributed on December 31, 2009			111,921	111,921
Net income (loss)				(203,273)
Balance, December 31, 2009	5,100,000	$-	$244,652	(77,413)

The accompanying notes form an integral part of these financial statements.

REACH MESSAGING, INC. STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2009 and 2008

	Years Ended December 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(203,273)	$(82,417)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
(Increase) decrease in assets:
Accounts receivable	2,515	(9,148)
Refundable federal income taxes	3,256	(6,199)
Increase (decrease) in liabilities:
Accounts payable & accured expenses	27,236	1,294
Net cash provided (used) by operating activities	(170,266)	(96,470)

Cash flows from financing activities
Proceeds from shareholder loans	111,921	87,317
Proceeds from issuance of notes	58,000	-
Net cash provided by financing activities	169,921	87,317

Net increase (decrease) in cash	(345)	(9,153)

Cash, beginning of period	372	9,525
Cash, end of period	$27	$372

SUPPLEMENTARY CASH FLOW INFORMATION:

Income taxes paid	$-	$6,199

SUPPLEMENTARY DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Conversion of a payable due to shareholder into additional paid in capital	$111,921	$87,317

The accompanying notes form an integral part of these financial statements.

REACH MESSAGING, INC
NOTES TO FINANCIALS

1.           Organization and Nature of Operations

Reach Messaging Holdings, Inc. (the “Company") was incorporated on September 2007 under the laws of the State of California.  The Company creates, deploys and hosts instant messaging virtual robots ("Bots"); develops and hosts internet properties; and provides customers with internet marketing services.  The instant messaging Bots are customized to contain relevant user information, games, video, quizzes, polls, sponsorship and ad space.  The Company also provides marketing services to increase Bot-reach and user conversions.  The Company has sold one Bot in a multiple deliverable arrangement that included creation of a Bot, marketing support and on going hosting for the Bot.  The Company sells sponsorships and advertising space on its own internet properties.  The Company owns www.DailyGab.com and four Bots:  GossipinGabby, SportsfanStan, MyTVBud and ProfGilzot.  Additional Company-owned web properties and Bots are under development.  The company-owned internet properties are teen-oriented.

2.           Summary of Accounting Policies

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company regularly evaluates estimates and assumptions related to valuation allowances on accounts receivable and valuation allowances on deferred income taxes. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, operations could be affected.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

The Company has experienced, and in the future expects to continue to experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) the intense competition and consumer acceptance of evolving technology in the Internet advertising industry, (ii) general economic conditions in the various markets in which the Company competes, including the general downturn in the economy over the past year, and (iii) the evolution and development of new technology in the Company’s market space. These factors, among others, make it difficult to project the Company’s operating results on a consistent basis.

Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2009 or December 31, 2008.  The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution.

Fair Value of Financial Instruments

Disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

Segment information

During the years ended December 31, 2009 and December 31, 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Revenue Recognition

The Company records sales when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured.  In addition, certain revenue contracts are classified as multiple deliverables when: (1) the delivered item has value on a standalone basis, (2) objective and reliable evidence exists of the fair value on the undelivered items, and (3) delivery or performance of the undelivered items must be probable and substantially within the vendor's control.  There is no stated right of return for products.

Bot sales revenue is recognized at the time of customer acceptance and deployment of the Bot.  Hosting revenue is recognized monthly.  Hosting services are invoiced to customers at the beginning of the month following the month services are provided.  Advertising and sponsorships on owned Internet properties are sold on a cost per action ("CPA") basis and invoiced to the customer monthly based on the number and price per action at the end of each month.  Marketing support revenue is generated as a result of the media and marketing services provided to support customer Internet marketing activities.  When a sales arrangement contains multiple elements, such as marketing services, advertising and promotions, revenue is allocated to each element based on its relative fair value. When the fair value of an undelivered element cannot be determined, the Company defers revenue for the delivered elements until the undelivered elements are delivered.  Payments received in advance of provision of services are deferred until earned.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivables are customer obligations due under normal trade terms, carried at their face value.  The Company determines its allowance for doubtful accounts based on the evaluation of the aging of its accounts receivable and on a customer-by-customer analysis. Since inception, the Company has had seven customers. All customers have paid their invoices timely.  The Company did not record an allowance as of December 31, 2009 or December 31, 2008.

Cost of Sales

Cost of sales represents costs directly related to the production of the Company’s Bots.  Costs include Bot development, housing costs, advertising customization and programming.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2009 or December 31, 2008.

Recently Issued Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority.

The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting.

The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on the Company’s financial statements.

3.           Concentrations

The Company had the following sales concentrations:

Customer	Dec. 31, 2009	Dec. 31 2008
A	42%	33%
B	19%	29%
C	0%	19%

4.           Commitments and contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

5.           Advertising Costs

The Company expenses advertising costs as they are incurred.  Advertising expense totaled $697 for the year ended December 31, 2009.  The Company did not incur advertising costs in 2008.

6.           Notes Payable

During the year ended December 31, 2009 the Company entered into two convertible debentures in the aggregate amount of $58,000. The notes have been renewed and are due on July 15, 2010. They bear interest at the rate of 10% per annum which is payable upon the maturity date. The notes can be voluntarily converted into restricted common shares of the Company at a price of $0.05 per share. The Company has accrued interest of $1,215 for the year ended December 31, 2009.

7.           Stockholders' Equity

For the year ended December 31, 2008:

•	On December 31, 2008, a stockholder contributed capital to the Company in the amount of $87,317 via forgiveness of a payable due to the stockholder.

For the year period December 31, 2009:

•	On December 31, 2009, a stockholder contributed capital to the Company in the amount of $111,921 via forgiveness of a payable due to the stockholder.

8.           Income Taxes

At December 31, 2009 and December 31, 2008, the Company had net operating loss (“NOL”) carry–forwards for federal income tax purposes of $322,065 and $118,792, respectively that may be offset against future taxable income through December 31, 2029 and December 31, 2028. No tax benefit has been reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $128,293 and $47,320 at December 31, 2009 and December 31, 2008 were not considered more likely than not.  Accordingly, the potential tax benefits of the NOL carry-forwards are fully reserved.

Refundable federal income taxes of $2,943 and $6,199 as of December 31, 2009 and December 31, 2008, resulted from tax payments based on initial tax returns.  Tax payments are expected to be refunded based on amended tax returns.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased 80,973, and $32,830 for the year ended December 31, 2009 and the year ended December 31, 2008, respectively.

9.           Related Party Transactions

The Company entered into a Management Services Agreement on October 1, 2007 with Blue Wave Advisors LLC ("the Manager"), which is owned by a stockholder of the Company.  The Manager collects accounts receivable and pays some of the operating expenses of the Company.  The Manager then deposits funds into the Company's operating account on an as-needed basis.   The Manager and the Company account for the transactions in a due to/due from account.  At December 31, 2009 and December 31, 2008, the stockholder contributed to capital any balance due from the Company to the Manager.

For the year ended December 31, 2009, the stockholder collected $101,104 in Company revenues, paid $73,025 in operating expenses and deposited $140,000 in the Company operating account to cover additional operating expenses.  The stockholder notified the Company that the balance due the stockholder of $111,921 from the Company should be recorded as additional paid in capital.

For the year ended December 31, 2008, the stockholder collected $171,352 in Company revenues, paid $47,345 in operating expenses and deposited $211,124 in the Company operating account to cover additional operating expenses.  The Company had a payable balance of $87,317 due to the stockholder as of December 31, 2008.

As of October 1, 2009 the Manager and the Company ended its relationship and the Company has no further obligation under the Management Services Agreement.

10.           Research and development costs

Research and development costs related to both future and present products are charged to operations as incurred.  For the periods ended December 31, 2009 and 2008, the Company recognized $231,625 and $223,950, respectively, of research and development costs.

11.           Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $322,065 as of December 31, 2009, and a net loss of $203,273 for the period ended December 31, 2009.  These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to produce sufficient sales, the Company's cash position may not be sufficient to support the Company's daily operations.  While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate sufficient revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

12.           Subsequent events

Common Stock Sale

Subsequent to the year ending December 31, 2009 the Company completed the sale of 6,300,000 shares of restricted common stock at a price of $0.05 in return for $315,000 in cash to five accredited investors. The Company paid a total of $18,400 in compensation in the form of 368,000 shares of restricted common stock in connection with these sales.

Common Stock Issued for Services

The Company issued 12,470,000 shares of the Company’s common stock to the Company’s Chief Executive Officer for future services, valued at $0.05 per share.

The Company issued 6,000,000 shares of the Company’s common stock to an entity controlled by the Company’s Chief Financial Officer for past and future services, valued at $0.05 per share.

The Company issued 12,470,000 shares of the Company’s common stock to an outside consultant (and current shareholder) for future services, valued at $0.05 per share.

The Company issued 23,960,000 shares of the Company’s common stock to consultants for future services, valued at $0.05 per share.

Share Exchange Agreement

On February 3, 2010, Reach Messaging, Inc. (“Reach”) entered into a Share Exchange Agreement with FormulaWon, Inc. (“FormulaWon”). FormulaWon offered to issue approximately 48.0 million of its common shares in exchange for each common share outstanding of Reach.

Approximately 100% of Reach common shareholders elected to exchange their Reach shares for shares of FormulaWon. FormulaWon issued approximately 48 million shares to acquire 48 million of the outstanding shares of Reach. As a result of the exchange, Reach held a 44% controlling interest in the combined entity, after the exchange, which did not include the shares issued to investors in our financing transactions or to consultants for their services rendered. FormulaWon had approximately 137 million shares of common stock outstanding prior to the transaction, and cancelled 77 million shares of common stock at the time of the transaction, resulting in 60 million shares that were in existence at the time of the transaction.

Since the owners and management of Reach possessed voting and operating control of the combined company after the share exchange, the transaction constituted a reverse acquisition for accounting purposes, as contemplated by FASB ASC 805-40 and corresponding ASC 805-10-55-10, 12 & 13. Under this accounting, the entity that issues shares (FormulaWon – the legal acquirer) is identified as the acquiree for accounting purposes. The entity whose shares are acquired (Reach) is the accounting acquirer.

In addition, FormulaWon was characterized as a non-operating public shell company, pursuant to SEC reporting rules. The SEC staff considers a reverse-acquisition with a public shell to be a capital transaction, in substance, rather than a business combination. The transaction is effectively a reverse recapitalization, equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation accompanied by a recapitalization. The accounting is similar to that resulting from a reverse acquisition, except that the transaction was consummated at book value and no goodwill or intangible assets were recognized.

For SEC reporting purposes, Reach is treated as the continuing reporting entity that acquired FormulaWon (the historic shell registrant). The reports filed after the transaction have been prepared as if Reach (accounting acquirer) were the legal successor to FormulaWon’s reporting obligation as of the date of the acquisition. Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of Reach, for all periods presented.

In connection with the reverse acquisition and recapitalization, all share and per share amounts of Reach will be retroactively adjusted to reflect the legal capital structure of FormulaWon pursuant to FASB ASC 805-40-45-1.

Employment Agreements

Subsequent to the period ended December 31, 2009, we entered into an employment agreement with Shane Gau on February 3, 2010 to become our Chief Executive Officer. We have agreed to pay to Mr. Gau a salary of $180,000 per year. Mr. Gau will be eligible to receive a performance bonus of up to 50% of his annual compensation, which, if earned, will be paid one-half in cash and one-half in shares of the Company’s common stock. The performance bonus will be paid upon the executive achieving certain objectives during the 2010 fiscal year. This compensation can be accrued based on our cash demands, and our available cash balances as payment of wages and bonuses come due.

                Subsequent to the period ended December 31, 2009, we entered into an employment agreement with David R. Wells on February 3, 2010 to become our Chief Financial Officer. We have agreed to pay to Mr. Wells at the rate of $160,000 per year but as Mr. Wells will not be devoting full-time to this position initially, he will be paid on a pro-rata basis based on estimated hours worked for a certain period, as determined by the Chief Executive Officer.  Mr. Wells will be eligible to receive a performance bonus of up to 30% of his annual compensation, which, if earned, will be paid one-half in cash and one-half in shares of the Company’s common stock. The performance bonus will be paid upon the executive achieving certain objectives during the 2010 fiscal year. This compensation can be accrued based on our cash demands, and our available cash balances as payment of wages and bonuses come due.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 5, 2010, we dismissed Li & Company, PC as our independent registered public accounting firm.  Also effective on February 5, 2010, we appointed Bartolomei Pucciarelli, LLC as our new independent registered public accounting firm.  The dismissal of Li & Company, PC as our independent registered public accounting firm and the engagement of Bartolomei Pucciarelli, LLC as our independent registered public accounting firm were both approved by our board of directors.  The details of the termination and appointment are described in more detail in the Current Report on Form 8-K we filed with the SEC on February 9, 2010.

ITEM 9A (T).             CONTROLS AND PROCEDURES

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses in our disclosure controls and procedures:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.           We do not have review and supervision procedures for financial reporting functions. The review and supervision function of internal control relates to the accuracy of financial information reported. The failure to review and supervise could allow the reporting of inaccurate or incomplete financial information. Due to our size and nature, review and supervision may not always be possible or economically possible.  Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

We have or will retain the services of personnel with experience in financial reporting to assist us with the process of implementing internal controls to remediate these material weaknesses. Written documentation of the internal controls of financial reporting will be prepared after our material weaknesses have been eliminated and our disclosure controls and procedures are effective.

We anticipate that our internal controls will be implemented, tested, deficiencies remediated and documented by September 30, 2010.

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of written documentation of internal control policies and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) lack of review and supervision over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and our Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2009.

Management believes that the lack of documentation of internal controls did not have an effect on our financial results.  However, management believes that the lack of segregation of duties, and a lack of review and supervision of reporting could result in a material misstatement in our financial statements in future periods.

This Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company 's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this Report.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2009, the Company has retained a consultant and hired personnel with financial reporting expertise to oversee and prepare the Company’s financial reporting. The changes made by these individuals to our internal control over financial reporting included the following:

•	Timely filing of reporting information.
•	Review of financial reporting information by personnel with sufficient experience.
•	Proper application of generally accepted accounting principles.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Departure and Appointment of Officers and Directors

(a)	Departure of Directors

Effective February 3, 2010, Fitra Iriani resigned as the chairman and the sole member of our board of directors. Her resignation was not the result of any disagreements with us on any matters relating to our operations, policies and practices.

(b)	Appointment of Directors

Effective February 3, 2010, Shane Gau, Jason Campbell and David R. Wells were appointed as members of our board of directors.

(c)	Departure of Officers

Effective February 3, 2010, Fitra Iriani resigned as our Chief Executive Officer and all other offices that she held.  Her resignation was not the result of any disagreements with us on any matters relating to our operations, policies and practices.

(d)	Appointment of Officers

Effective February, 2010, Shane Gau was appointed as our Chief Executive Officer, Jason Campbell was appointed as our Chief Technology Officer and David R. Wells was appointed as our Chief Financial Officer and Secretary.

Current Management

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Position	Effective Date of Appointment
Shane Gau	45	Chairman of the Board and Chief Executive Officer	February 3, 2010
Jason Campbell	38	Chief Technology Officer and Director	February 3, 2010
David R. Wells	47	Chief Financial Officer, Secretary and Director	February 3, 2010

Each director will hold office until the next annual meeting of stockholders and until his successor has been elected and qualified.

Business Experience

 The following summarizes the occupation and business experience of our officers and directors:

Shane Gau, Chief Executive Officer and Chairman

Shane Gau spent 12 years at AOL in numerous product and programming roles, including as the principal product manager leading the AOL email and AIM product lines. He was also instrumental in launching Video@AOL. For the last 4 years, Mr. Gau served as the programming director for AOL Network Solutions, where he launched and oversaw the AIM Bot and Expressions programs.  Under his leadership, he grew the IP Bot relay program into a $3 million per year business and the AIM Expressions program generated over $2.5 million in 2009. Mr. Gau also grew the stable of AIM bots from 5 to over 100 and oversaw numerous initiatives that enabled partners to expand their reach on the AOL network. Prior to joining AOL, Mr. Gau served 6 years as a US Navy Intel officer. He is fluent in French and Russian. Mr. Gau holds his undergraduate degree in Political Science from Catholic University, University of the State of New York and a graduate degree in language from the Defense Language Institute.

Jason Campbell, Chief Technology Officer and Director

Jason Campbell began private technical consulting in 1992 after serving as a PATRIOT missile-man in Desert Storm. In 1994, he founded Got.net, which would become Santa Cruz's most successful internet business services company, and the county's second largest consumer ISP. From 1999 to 2001, Mr. Campbell joined enterprise email solution provider Mirapoint in Sunnyvale as a web platform manager and interim business solutions manager. In 2002, Mr. Campbell returned to project work by forming what would become Santa Cruz Tech (“SCT”), a consultancy with a focus on emerging online technologies. SCT provided solutions to companies such as Yahoo!, the Center for Investigative Research, UC Berkeley, and several smaller web start-ups. In 2007, Mr. Campbell co-founded Reach Messaging to architect a platform capable of scalable interaction with an indefinite number of AOL AIM instant messaging users. He currently serves as Chief Technology Officer of the Company and is responsible for translating customer needs into technical solutions and driving software development.

David R. Wells, Chief Financial Officer, Secretary and Director

Mr. Wells is a senior financial executive with substantial financial management expertise, including representing public companies in its SEC reporting and compliance, investor relations, Sarbanes-Oxley compliance and implementation and fund-raising, significant experience in startup companies managing finance, accounting, administration, human resources and information systems departments, specializing in the technology and services industries. From December 2005 to September 2009, Mr. Wells served as the Chief Financial Officer of Voyant International Corporation (OTCBB: VOYT) where Mr. Wells was responsible for all SEC filings, finance and accounting, and participated in acquisitions, fund-raising and budgeting for future growth.  In 1988, Mr. Wells obtained his M.B.A. in finance from Pepperdine University and he holds an undergraduate degree from Seattle Pacific University in finance and entrepreneurship.

Family Relationships

 There are no family relationships between the officers or directors of Reach Messaging.

Involvement in Legal Proceedings

  None.

Code of Ethics

The Company had not adopted a code of ethics as of December 31, 2009.  The Company expects that a code of ethics will be adopted during the 2010 fiscal year.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. Shane Gau, Jason Campbell and David R. Wells have not yet filed a Form 3, as was required upon their becoming officers and directors of the Company. Shane Gau and Jason Campbell have not filed a Form 4, as was required upon their becoming 10% owners of the Company following the share exchange transaction that closed on February 3, 2010.

The Board of Directors and Committees

                  Our board of directors does not maintain a separate audit, nominating or compensation committee.  Functions customarily performed by such committees are performed by its board of directors as a whole.  We are not required to maintain such committees under the applicable rules of the OTCBB.  We currently have not appointed an “audit committee financial expert” but David R. Wells could qualify as an “audit committee financial expert”, as defined by Item 407 of Regulation S-K promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934.

                  We do not currently have a process for security holders to send communications to the board of directors.

Director Independence

                   Our common stock is quoted on the OTCBB and, therefore, we are not required to maintain a board consisting of majority independent directors and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors.  Our board of directors reviewed the independence of the directors using the criteria established by the American Stock Exchange and NYSE Alternext and none of our directors were independent based on such criteria.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Tables

        The following summary compensation table indicates the cash and non-cash compensation earned for years ended December 31, 2009 and 2008 by our Chief Executive Officer, Chief Financial Officer and each of our other two highest paid executives, whose total compensation exceeded $100,000 (if any) for the years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ( $)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ( $)	Total ($)
Shane Gau,	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
current CEO (1)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

David R. Wells,	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
current CFO (2)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Fitra Irani,	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
former sole officer (3)	2008	4,500	-0-	-0-	-0-	-0-	-0-	-0-	4,500

(1)	Shane Gau became the Company’s Chief Executive Officer on February 3, 2010. Mr. Gau is not compensated for his services as a director of the Company.

(2)	David Wells became the Company’s Chief Financial Officer on February 3, 2010. Mr. Wells is not compensated for his services as a director of the Company.

(3)	Fitra Irani was the Company’s former sole officer from inception until February 3, 2010.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of December 31, 2009.

Employment Agreements

                  We have no employment agreements with any of our executive officers as of December 31, 2009.

Subsequent to the period ended December 31, 2009, we entered into an employment agreement with Shane Gau on February 3, 2010 to become our Chief Executive Officer. We have agreed to pay to Mr. Gau a salary of $180,000 per year. Mr. Gau will be eligible to receive a performance bonus of up to 50% of his annual compensation, which, if earned, will be paid one-half in cash and one-half in shares of the Company’s common stock. The performance bonus will be paid upon the executive achieving certain objectives during the 2010 fiscal year. This compensation can be accrued based on our cash demands, and our available cash balances as payment of wages and bonuses come due.

  Subsequent to the period ended December 31, 2009, we entered into an employment agreement with David R. Wells on February 3, 2010 to become our Chief Financial Officer. We have agreed to pay to Mr. Wells at the rate of $160,000 per year but as Mr. Wells will not be devoting full-time to this position initially, he will be paid on a pro-rata basis based on estimated hours worked for a certain period, as determined by the Chief Executive Officer.  Mr. Wells will be eligible to receive a performance bonus of up to 30% of his annual compensation, which, if earned, will be paid one-half in cash and one-half in shares of the Company’s common stock. The performance bonus will be paid upon the executive achieving certain objectives during the 2010 fiscal year. This compensation can be accrued based on our cash demands, and our available cash balances as payment of wages and bonuses come due.

Director Compensation

                  For the year ended December 31, 2009, none of the members of our board of directors received compensation for his service as a director. We do not currently have an established policy to provide compensation to members of our board of directors for their services in that capacity.

Indemnifications of Directors And Executive Officers And Limitations of Liability

We are a Delaware corporation, and accordingly, we are subject to the General Corporation Law of the State of Delaware. Article XII of our articles of incorporation contains the following indemnification provision for our directors and officers:

No director shall be personally liable to the Corporation or its stockholders for monetary damages for any breach of fiduciary duty by such director as a director, Notwithstanding the foregoing sentence, a director shall be liable to the extent provided by applicable law, (i) for breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) pursuant to Section 174 of the Delaware General Corporation Law or (iv) for any transaction from which the director derived an improper personal benefit. No amendment to or repeal of this Article Seventh shall apply to or have any effect on the liability or alleged liability of any director of the Corporation for or with respect to any acts or omissions of such director occurring prior to such amendment.

         Such indemnification provision may be sufficiently broad to permit indemnification of our executive officers and directors for liabilities (including reimbursement of expenses incurred) arising under the Securities Act of 1933.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the “Act”) may be permitted to our directors, officers and controlling persons pursuant to the foregoing provision, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. No pending material litigation or proceeding involving our directors, executive officers, employees or other agents as to which indemnification is being sought exists, and we are not aware of any pending or threatened material litigation that may result in claims for indemnification by any of our directors or executive officers.

We do not currently carry directors’ and officers’ liability insurance covering our directors and officers, but we plan to do so before June 30, 2010. Insofar as indemnification for liabilities under the Act may be permitted to directors, officers, or persons controlling the Company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 7, 2010, by: (i) each person known to beneficially own more than five percent of our common stock; (ii) each of our officers, directors and nominees for election as director; and (iii) all of our directors and executive officers as a group.

The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse). In certain instances, the number of shares listed includes (in addition to shares owned directly), shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership2	Percentage Owned Beneficially3
Common Stock	Shane Gau1	12,470,000	9.8%
Common Stock	Jason Campbell1	4,666,667	3.7%
Common Stock	David R. Wells1	6,000,0004	4.7%
Common Stock	All officers and directors of the Company as a group (three persons)	23,136,667	18.2%

1 An officer and director of the Company.  The address for each officer and director is in care of the Company at 2801 Ocean Park Boulevard, Suite 335, Santa Monica, California 90405.

2 Unless otherwise indicated, all shares are directly owned and investing power is held by the persons named in the table.

3 Based upon 126,698,901 shares of Common Stock outstanding as of April 7, 2010.

4 The shares granted to Mr. Wells on February 4, 2010 vest on the following schedule: 1,200,000 vests immediately and the remaining 4,800,000 shares vest in equal monthly installments over a period of 24 months beginning March 4, 2010.

Equity Compensation Plan Information

As of December 31, 2009, we did not have any equity compensation plan in effect.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Share Exchange Agreement

On February 3, 2010, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and between FormulaWon, Inc., a Delaware corporation and Reach Messaging, Inc., a California corporation.  The closing of the transaction (the “Closing”) took place on February 3, 2010 (the “Closing Date”).  On the Closing Date, pursuant to the Share Exchange Agreement, the stockholders of Reach Messaging exchanged 48,000,000 shares of common stock of Reach Messaging, representing 100% of the issued and outstanding stock of Reach Messaging, for 48,000,000 newly issued shares of the Company’s common stock, par value $0.001 per share, representing 44% of the Company’s issued and outstanding common stock, not including the shares issued to investors in our financing transaction or to consultants for their services rendered.

Management Services Agreement

The Company entered into a Management Services Agreement on October 1, 2007 with Blue Wave Advisors LLC ("the Manager"), which is owned by a stockholder of the Company.  The Manager collects accounts receivable and pays some of the operating expenses of the Company.  The Manager then deposits funds into the Company's operating account on an as-needed basis.   The Manager and the Company account for the transactions in a due to/due from account.  At December 31, 2009 and December 31, 2008, the stockholder contributed to capital any balance due from the Company to the Manager.

For the year ended December 31, 2009, the stockholder collected $101,104 in Company revenues, paid $73,025 in operating expenses and deposited $140,000 in the Company operating account to cover additional operating expenses.  The stockholder notified the Company that the balance due the stockholder of $111,921 from the Company should be recorded as additional paid in capital.

For the year ended December 31, 2008, the stockholder collected $171,352 in Company revenues, paid $47,345 in operating expenses and deposited $211,124 in the Company operating account to cover additional operating expenses.  The Company has a payable balance of $87,317 due to the stockholder as of December 31, 2008.

                  As of October 1, 2009, the Manager and the Company ended its relationship and the Company has no further obligation under the Management Services Agreement.

Director Independence

                  Our common stock is quoted on the OTCBB and, therefore, we are not required to maintain a board consisting of majority independent directors and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors.  Our board of directors reviewed the independence of the directors using the criteria established by the American Stock Exchange and NYSE Alternext and none of our directors were independent based on such criteria.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

	2009	2008

Fee Category:
Audit fees	$23,000	$20,000
Tax fees	--	--
All other fees	--	--

	$23,000	$20,000

The following is a summary of the fees billed to us by Bartolomei Pucciarelli, LLC for professional services rendered for the fiscal years ended December 31, 2009 and 2008:

Audit Fees consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Bartolomei Pucciarelli, LLC in connection with our statutory and regulatory filings or engagements.

Audit-Related Fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consists of fees for products and services other than the services reported above.

We do not have an audit committee.  Our board of directors pre-approves all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval would generally be provided for up to one year and any pre-approval would be detailed as to the particular service or category of services, and would be subject to a specific budget.  The independent auditors and management are required to periodically report to the board of directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed.  The board of directors may also pre-approve particular services on a case-by-case basis.

ITEM 15.	EXHIBITS.

The following exhibits are filed herewith or incorporated by reference:

Exhibit Number	Description
2.1	Share Exchange Agreement by and among FormulaWon, Inc. and Reach Messaging, Inc. (1)
3.1	Certificate of Incorporation (2)
3.2	Amendment to Certificate of Incorporation (3)
3.3	Bylaws (2)
10.1	Employment Agreement dated March 11, 2008 with Fitra Iriani (2)
10.2	Subscription Agreement dated February 3, 2010 (1)
10.3	Employment Agreement dated February 3, 2010 with Shane Gau (1)
10.4	Employment Agreement dated February 3, 2010 with David R. Wells (1)
16.1	Letter regarding Change in Certifying Accountant (4)
31.1	Section 302 Certificate by the Company’s Chief Executive Officer*
31.2	Section 302 Certificate by the Company’s Chief Financial Officer*
32.1	Section 906 Certificate by the Company’s Chief Executive Officer*
32.2	Section 906 Certificate by the Company’s Chief Financial Officer*

* Filed herewith.

(1)	Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on February 5, 2010, and incorporated herein by reference.

(2)	Incorporated by reference from Registrant's Registration Statement on Form S-1, filed with the Commission on April 24, 2008, and incorporated herein by reference.

(3)	Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on April 8, 2010, and incorporated herein by reference.

(4)	Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on February 9, 2010, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REACH MESSAGING HOLDINGS, INC.

April 15, 2010	By:	/s/ Shane Gau
Shane Gau
Chief Executive Officer

April 15, 2010	By:	/s/ David R. Wells
David R. Wells
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shane Gau	Chief Executive Officer and Chairman	April 15, 2010
Shane Gau

/s/ David R. Wells	Chief Financial Officer, Secretary and Director	April 15, 2010
David R. Wells

/s/ Jason Campbell	Chief Technology Officer and Director	April 15, 2010
Jason Campbell