Form 10-Q
period 2010-03-31
Reach Messaging Holdings, Inc.
filed 2010-05-20
CIK 1429900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

☐TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number: 333-150424

REACH MESSAGING HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-1110179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

2801 Ocean Park Blvd., Suite 355 Santa Monica, California	90405
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (888) 631-8555

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 12, 2010 was 127,698,901.

Part I, Item 1.  Financial Statements.

REACH MESSAGING HOLDINGS, INC.
BALANCE SHEETS
(Unaudited)

	March 31, 2010	December 31, 2009
		(As Restated - see Note 3)
ASSETS

Current assets
Cash	$184,906	$27
Accounts receivable	5,601	8,000
Prepaid expenses	710,910	-
Refundable federal income taxes	2,943	2,943
Total current assets	904,360	10,970

Total assets	$904,360	$10,970

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$60,927	$30,383
Loan payable	58,000	58,000
Total current liabilities	118,927	88,383

Stockholders' equity (deficit)
Common stock, $0.001 par value: authorized 500,000,000 shares; issued and outstanding: 127,698,901 and 102,030,901 shares, respectively	127,699	102,031
Preferred stock, $0.001 par value: authorized 10,000,000 shares; issued and outstanding: 0 and 0 shares, respectively	-	-
Additional paid-in capital	1,381,952	142,621
Accumulated deficit	(724,218)	(322,065)
Total stockholders' equity (deficit)	785,433	(77,413)

Total liabilities and stockholders' equity (deficit)	$904,360	$10,970

The accompanying notes form an integral part of these financial statements.

REACH MESSAGING HOLDINGS, INC.
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Revenue
Bot sales	$23,250	$-
Hosting revenue	15,000	-
Lead conversion revenue	-	29,485
Other revenue	601	-
Total revenue	38,851	29,485

Costs of Revenue
Advertising customization	-	8,708
Web hosting expense	-	750
Total costs of revenue	-	9,458

Gross profit	38,851	20,027

Operating Costs
General and administrative expenses	373,088	-
Research and development expense	66,467	54,250
Total operating costs	439,555	54,250

Interest expense	1,450	-

Loss before income taxes	(402,154)	(34,223)

Provision for income tax	-	-

Net loss	$(402,154)	$(34,223)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	117,583,568	102,030,901

The accompanying notes form an integral part of these financial statements.

REACH MESSAGING HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities
Net loss	$(402,154)	$(34,223)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Share based compensation	189,090
(Increase) decrease in:
Accounts receivable	2,399	10,515
Increase (decrease) in:
Accounts payable and accrued expenses	30,544	(2,346)
Due to shareholder	-	46,055
Income taxes payable	-	-
Net cash provided (used) by operating activities	(180,121)	20,001

Cash flows from financing activities:
Common stock issued for cash	365,000	-
Net cash provided by financing activities	365,000	-

Net increase in cash	184,879	20,001
Cash, beginning of period	27	372
Cash, end of period	$184,906	$20,373

SUPPLEMENTARY CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-
SUPPLEMENTARY DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Shares issued as finders' fees	$18,400	$-
Shares issued for prepaid consulting fees	$900,000	$-

The accompanying notes form an integral part of these financial statements.

REACH MESSAGING HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

1.	Organization and Nature of Operations

Reach Messaging Holdings, Inc. (the “Company") was incorporated on September 19, 2007 under the laws of the State of California.  The Company creates, deploys and hosts instant messaging virtual robots ("Bots"); develops and hosts internet properties; and provides customers with internet marketing services.  The instant messaging Bots are customized to contain relevant user information, games, video, quizzes, polls, sponsorship and ad space.  The Company also provides marketing services to increase Bot-reach and user conversions.  The Company has sold one Bot in a multiple deliverable arrangement that included creation of a Bot, marketing support and on-going hosting for the Bot.  The Company sells sponsorships and advertising space on its own internet properties.  The Company owns www.DailyGab.com and four Bots:  GossipinGabby, SportsfanStan, MyTVBud and ProfGilzot.  Additional Company-owned web properties and Bots are under development.  The company-owned internet properties are teen-oriented.

As more fully described in Note 3, the Company entered into a Share Exchange Agreement on February 3, 2010, resulting in the retroactive adjustment of the Company’s capital structure.

2.	Basis of Presentation

The accompanying unaudited condensed financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on April 15, 2010.

In preparation of our financial statements, we are required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by us.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivables are customer obligations due under normal trade terms, carried at their face value.  The Company determines its allowance for doubtful accounts based on the evaluation of the aging of its accounts receivable and on a customer-by-customer analysis. Since inception, the Company has had seven customers. All customers have paid their invoices timely.  The Company did not record an allowance as of March 31, 2010 or December 31, 2009.

Cost of Sales

Cost of sales represents costs directly related to the production of the Company’s Bots.  Costs include Bot development, housing costs, advertising customization and programming.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2010 or December 31, 2009.

Recently Issued Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985) – “Certain Revenue Arrangements That Include Software Element, a Consensus of the FASB Emerging Issues Task Force,” to address concerns relating to the accounting for revenue arrangements that contain tangible products and software. It requires a vendor to use vendor-specific objective evidence of selling price to separate deliverables in a multiple-element arrangement. The update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after January 1, 2011. We are currently evaluating the impact, if any, of adopting the update.

In April 2010, The FASB issued ASU No. 2010-17, “Revenue Recognition – Milestone Method” (Topic 605), to provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The amendments in the update are effective on a prospective basis for milestones achieved for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  The Company is currently assessing the future impact of this new accounting update to its financial statements.

Stock-Based Payments

Significant amounts of the Company’s shares of common stock have been issued as payment to employees and non-employees for services. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in the Company’s consolidated financial statements for certain of its assets and expenses. For historic fiscal years when there was not an observable active, liquid market for the Company’s common stock, the valuation of the shares issued in a non-cash share payment transaction relies on observation of arms-length transactions where cash was received for its shares, before and after the non-cash share payment date.

3.	Share Exchange Agreement

On February 3, 2010, Reach Messaging, Inc. (“Reach”) entered into a Share Exchange Agreement with FormulaWon, Inc. (“FormulaWon”). FormulaWon offered to issue approximately 48 million of its common shares in exchange for all of the common shares outstanding of Reach.

100% of Reach common shareholders elected to exchange their Reach shares for shares of FormulaWon. FormulaWon issued approximately 48 million shares to acquire 48 million of the outstanding shares of Reach. As a result of the exchange, the shareholders of Reach held a 44% controlling interest in the combined entity, after the exchange, which did not include the shares issued to investors in our financing transactions or to consultants for their services rendered. FormulaWon had approximately 137 million shares of common stock outstanding prior to the transaction, and cancelled 77 million shares of common stock at the time of the transaction, resulting in 60 million shares that were in existence at the time of the transaction.

Included as part of the share exchange were 6 million restricted common shares issued to an entity owned by David R. Wells, our Chief Financial Officer, as compensation for future services. Such shares were valued at $0.05 per share, and compensation expense is being recognized over the 24-month period that the shares become vested. For the three months ended March 31, 2010, the Company recognized compensation expense relating to these shares of $80,000.

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

In connection with the reverse acquisition and recapitalization, all share and per share amounts of Reach have been retroactively adjusted to reflect the legal capital structure of FormulaWon pursuant to FASB ASC 805-40-45-1.

4.	Prepaid Expenses

At March 31, 2010, prepaid expenses, amounting to $710,910, represent the unamortized balance of the fair value of shares issued by the Company for services to be rendered by the CFO (Note 3) and consultants (Note 6). For the period ended March 31, 2010, the Company recognized share-based compensation of $189,010 in connection with these agreements.

5.	Notes Payable

During the year ended December 31, 2009 the Company entered into two convertible debentures in the aggregate amount of $58,000. The notes have been renewed and are due on July 15, 2010. They bear interest at the rate of 10% per annum which is payable upon the maturity date. The notes can be voluntarily converted into restricted common shares of the Company at a price of $0.05 per share. The Company has accrued interest of $1,450 for the three months ended March 31, 2010.

6.	Stockholders' Equity

Common Stock
The Company is authorized to issue 500,000,000 shares of common stock, $0.001 par value per share. During the three months ended March 31, 2010, we issued the following shares of common stock, in addition to those associated with the recapitalization described in Note 3:

•
In February 2010, the Company completed the sale of 7,300,000 shares of restricted common stock at a price of $0.05 in return for $365,000 in cash to six accredited investors. The Company paid a total of $18,400 in compensation in the form of 368,000 shares of restricted common stock in connection with these sales.

•
In February 2010, the Company issued 12,000,000 shares of restricted common stock for consulting services, valued at $600,000. In accordance with ASC 505-50-25, the value of the shares issued has been recorded as a prepaid expense and is being amortized over an 11-month period.

Preferred Stock
The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share. As of March 31, 2010 and December 31, 2009, there were no preferred shares issued or outstanding.

7.	Income Taxes

At December 31, 2009, the Company had net operating loss (“NOL”) carry–forwards for federal income tax purposes of $322,065 that may be offset against future taxable income through December 31, 2029. No tax benefit has been reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company does not believe that it is more likely than not that it will realize its net deferred tax assets of $128,293 at March 31, 2010 and December 31, 2009.  Accordingly, the potential tax benefits of the NOL carry-forwards are fully reserved.

Refundable federal income taxes of $2,943 as of March 31, 2010 and December 31, 2009, resulted from tax payments based on initial tax returns.  Tax payments are expected to be refunded based on amended tax returns.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

8.	Research and development costs

Research and development costs related to both future and present products are charged to operations as incurred.  For the three months ended March 31, 2010 and 2009, the Company recognized $66,467 and $54,250, respectively, of research and development costs.

9.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $724,218 as of March 31, 2010, and a net loss of $402,154 for the three months ended March 31, 2010.  These conditions raise substantial doubt about its ability to continue as a going concern.

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

10.	Commitments and contingencies

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

Employment Agreements

The Company entered into an employment agreement with Shane Gau on February 3, 2010 to become its Chief Executive Officer. The Company agreed to pay to Mr. Gau a salary of $180,000 per year. Mr. Gau will be eligible to receive a performance bonus of up to 50% of his annual compensation, which, if earned, will be paid one-half in cash and one-half in shares of the Company’s common stock. The performance bonus will be paid upon the executive achieving certain objectives during the 2010 fiscal year.

The Company entered into an employment agreement with David R. Wells on February 3, 2010 to become its Chief Financial Officer. The Company agreed to pay Mr. Wells at the rate of $160,000 per year but as Mr. Wells will not be devoting full-time to this position initially, he will be paid on a pro-rata basis based on estimated hours worked for a certain period, as determined by the Chief Executive Officer.  Mr. Wells will be eligible to receive a performance bonus of up to 30% of his annual compensation, which, if earned, will be paid one-half in cash and one-half in shares of the Company’s common stock. The performance bonus will be paid upon the executive achieving certain objectives during the 2010 fiscal year.

11.	Subsequent events

Sale of Common Stock

In April 2010, the Company completed the sale of 4,400,000 shares of restricted common stock at a price of $0.05 in return for $220,000 in cash.

Part I, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto, included elsewhere in this Quarterly Report on Form 10-Q (“Report”). Except for the historical information contained in this Report, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of certain factors including, but not limited to, those discussed in the section of this Report titled “Risk Factors”, as well as other factors, some of which will be outside of our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the SEC.

Overview

Plan of Operation

Reach Messaging Holdings, Inc. (the “Company" or “Reach Messaging”) has not generated sufficient revenue so it intends to report its plan of operation below. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

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

 Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth the results of our operations for the periods indicated:

	For the Periods Ended
	March 31,	March 31,
	2010	2009
Net revenue	$38,851	$29,485
Cost of revenue	-	(9,458)
Gross profit	38,851	20,027
Total operating costs	439,555	54,250
Loss before income taxes	(400,704)	(34,223)
Provision for income tax	-	-
Interest Expense	1,450	-
Net loss	(402,154)	(34,223)
Net loss per common share – basic and diluted	$0.00	$0.00
Weighted average number of common shares outstanding	117,583,568	102,030,901

Net Revenue

For the three months ended March 31, 2010, our net revenue increased approximately 31.8% from $29,485 for the quarter ended March 31, 2009 compared to $38,851 for the quarter ended March 31, 2010.  We had $23,250 of revenue generated from Bot sales for the quarter ended March 31, 2010 compared to no revenue for the quarter ended March 31, 2009.  We generated $15,000 in hosting revenue in the first quarter 2010, which was an increase from no revenue generated in the same period in 2009.  Hosting revenue is a periodic fee charged to host and maintain a partner’s server and content related to the Bot properties.  Our revenue from Lead Conversions, which represents revenue earned through the converting of leads from our Bot agents into closed business for our advertisers, decreased 100% from $29,485 in the first quarter 2009 compared to no revenue in the first quarter 2010. The decrease in lead conversion revenue was due to the loss of certain customers in 2009 related to prevailing economic conditions. We also generated $601 in other revenue in the first quarter of 2010, compared to no revenue for the same quarter in 2009.

Cost of Revenue

Our cost of revenue was reduced to zero for the quarter ended March 31, 2010, compared with $9,458 for the quarter ended March 31, 2009.  This is due to the change in our business from Lead Generation to Bot Sales and Hosting, which do not have direct costs of revenue associated with them.

Operating Costs

We incurred operating expenses of $439,555 during the three months ended March 31, 2010; an increase of 710.2% compared to $54,250 incurred in the three months ended March 31, 2009.  General and administrative expenses were $373,088 during the three months ended March 31, 2010, compared to zero for the three months ended March 31, 2009. Our expenses have increased due to our hiring of a management staff, as well as costs associated with the closing of the merger during this quarter. We incurred a charge of $189,090 related to the issuance of common stock for services.  Research and development expenses were $66,467 during the three months ended March 31, 2010, an increase of $12,217 or 22.5%, as compared to $54,250 for the three months ended March 31, 2009. These expenses increased due to the hiring of additional development personnel, and the use of outside firms for additional development.

Net Loss

Our net loss increased from $34,223 for the quarter ended March 31, 2009 compared to a net loss of $402,154 for the quarter ended March 31, 2010. The significant increase of net loss was mainly attributable to non-cash charges associated with the issuance of common stock for services ($189,090), and costs associated with merger which were approximately $60,000.

Liquidity and Capital Resources

We had cash and cash equivalents of $184,906 and $27 and at March 31, 2010 and December 31, 2009, respectively.

Operating Activities

During the three months ended March 31, 2010, the Company used $180,121 of cash in operating activities.  The net loss of $402,154 was offset by a non-cash charge for compensation expense of $189,090, a decrease of $2,399 in accounts receivable, and a $30,544 increase in accounts payable and accrued expenses. During the three months ended March 31, 2009, the Company generated $20,001 of cash in operating activities.  The net loss for the period of $34,223 was offset by a $46,055 increase in amounts due to shareholders and $10,515 in accounts receivable.  Cash used in operating activities included $2,346 for accounts payable and accrued expenses.

Investing Activities

There were no investing activities in either the three month period ending March 31, 2010 or March 31, 2009.

Financing Activities

For the three months ended March 31, 2010, $365,000 was generated from the issuance of common stock for cash compared to no financing activities for the three month period ended March 31, 2009.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $724,218 as of March 31, 2010, and a net loss of $402,154 for the three months ended March 31, 2010.  These conditions raise substantial doubt about its ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

The Company has no outstanding off-balance sheet arrangements.

Contractual Obligations

None.

Application of Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used or a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates from the 2009 fiscal year.

Revenue Recognition – The Company records sales when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured.  In addition, certain revenue contracts are classified as multiple deliverables when: (1) the delivered item has value on a standalone basis, (2) objective and reliable evidence exists of the fair value on the undelivered items, and (3) delivery or performance of the undelivered items must be probable and substantially within the vendor's control.  There is no stated right of return for products.

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

Allowance for Doubtful Accounts – The Company’s accounts receivables are customer obligations due under normal trade terms, carried at their face value.  The Company determines its allowance for doubtful accounts based on the evaluation of the aging of its accounts receivable and on a customer-by-customer analysis. Since inception, the Company has had seven customers. All customers have paid their invoices timely.  The Company did not record an allowance as of March 31, 2010 or December 31, 2009.

Stock-Based Payments

Significant amounts of the Company’s shares of common stock have been issued as payment to employees and non-employees for services. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in the Company’s consolidated financial statements for certain of its assets and expenses. For historic fiscal years when there was not an observable active, liquid market for the Company’s common stock, the valuation of the shares issued in a non-cash share payment transaction relies on observation of arms-length transactions where cash was received for its shares, before and after the non-cash share payment date.

Part I, Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide this disclosure.

Part I, Item 4.  Controls and Procedures.

(a) Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

3.           We do not have review and supervision procedures for financial reporting functions. The review and supervision function of internal control relates to the accuracy of financial information reported. The failure to review and supervise could allow the reporting of inaccurate or incomplete financial information. Due to our size and nature, review and supervision may not always be possible or economically feasible.  Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

(b) Changes in internal control over financial reporting

During the three months ended March 31, 2010, the Company has not made any changes to internal control over financial reporting.

PART II, OTHER INFORMATION

Part II, Item 1.  Legal Proceedings.

Not applicable.

 Part II, Item 1A.  Risk Factors.

              The information to be reported under this item has not changed since it was disclosed in the previously filed Form 10-K, dated April 15, 2010.

Part II, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2010 the Company completed the sale of 4,400,000 shares of restricted common stock at a price of $0.05 in return for $220,000 in cash to an accredited investor. The Company did not pay any compensation in connection with this sale. The Company relied on Section 4(2) of the Securities Act of 1933 to issue the shares inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offerees were accredited investors.

Part II, Item 3. Defaults Upon Senior Securities

None.

Part II, Item 4.  Reserved

Part II, Item 5.  Other Information.

Not applicable.

Part II, Item 6.  Exhibits.

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

REACH MESSAGING HOLDINGS, INC.

May 20, 2010	By:	/s/ Shane Gau
Shane Gau
Chief Executive Officer

May 20, 2010	By:	/s/ David R. Wells
David R. Wells
Chief Financial Officer