Form 10-Q
period 2010-06-30
Reach Messaging Holdings, Inc.
filed 2010-08-23
CIK 1429900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.001 par value per share, 134,205,306 shares outstanding as of August 17, 2010.

Part I, Item 1.  Financial Statements.

REACH MESSAGING HOLDINGS, INC.
BALANCE SHEETS
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash	$140,991	$27
Accounts receivable	25,000	8,000
Prepaid compensation	190,000
Refundable federal income taxes	2,943	2,943
Total current assets	358,934	10,970

Total assets	$358,934	$10,970

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$50,529	$30,383
Loan payable	58,000	58,000
Total current liabilities	108,529	88,383

Stockholders' equity (deficit)

Preferred stock, $0.001 par value: authorized 10,000,000 shares; issued and outstanding: 0 and 0shares, respectively	—	—
Common stock, $0.001 par value: authorized 500,000,000 shares; issued and outstanding: 132,098,901 and 102,030,901 shares, respectively	132,099	102,031
Additional paid-in capital	1,597,553	142,621
Accumulated deficit	(1,479,247)	(322,065)
Total stockholders' equity (deficit)	250,405	(77,413)

Total liabilities and stockholders' equity (deficit)	$358,934	$10,970

The accompanying notes form an integral part of these financial statements.

REACH MESSAGING HOLDINGS, INC.
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Applications development	$43,250	$—	$66,500	$—
Hosting revenue	15,000	30,000	30,000	30,000
Lead conversion revenue	—	512	—	29,997
Other revenue	—	—	601	—
Total revenue	58,250	30,512	97,101	59,997

Costs of Revenue:
Advertising customization	—	13,536	—	22,244
Web hosting expense	—	750	—	1,500
Total costs of revenue	—	14,286	—	23,744

Gross profit	58,250	16,226	97,101	36,253

Operating Expenses:
General and administrative	720,184	6,204	1,093,272	6,204
Research and development	91,806	58,800	158,273	113,050
Total operating expenses	811,990	65,004	1,251,545	119,254

Operating Loss	(753,740)	(48,778)	(1,154,444)	(83,001)

Interest expense, net	1,288	—	2,738	—

Loss before income taxes	(755,028)	(48,778)	(1,157,182)	(83,001)

Provision for income tax	—	—	—	—

Net loss	$(755,028)	$(48,778)	$(1,157,182)	$(83,001)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding -basic and diluted	130,648,352	102,030,901	124,010,238	102,030,901

The accompanying notes form an integral part of these financial statements.

REACH MESSAGING HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities
Net loss	$(1,157,182)	$(83,001)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
:
Share based compensation	710,000	—
(Increase) decrease in:
Accounts receivable	(17,000)	(4,779)
Increase (decrease) in:
Accounts payable and accrued expenses	20,146	(1,035)
Income taxes payable	—	2,456
Net cash provided (used) by operating activities	(444,036)	(86,359)

Cash flows from financing activities:
Common stock issued for cash	585,000	—
Due to shareholder	—	91,643
Net cash provided by financing activities	585,000	91,643

Net increase in cash	140,964	5,284
Cash, beginning of period	27	372
Cash, end of period	$140,991	$5,656

SUPPLEMENTARY CASH FLOW INFORMATION:
Income taxes paid	$—	$—
Interest paid	$—	$—
SUPPLEMENTARY DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Shares issued as finders' fees	$18,400	$—
Shares issued for prepaid compensation and consulting fees	$900,000	$—

The accompanying notes form an integral part of these financial statements.

REACH MESSAGING HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.	Organization and Nature of Operations

Reach Messaging Holdings, Inc. (the “Company" or “Reach Messaging”) was incorporated on September 19, 2007 under the laws of the State of California.  Reach Messaging extends corporate brands through the use of mobile applications and social gaming. The Company began in the Internet Bot development business when it contracted with America Online Company (“AOL”) to build four instant messaging virtual robots (“Bot” or “Bots”) to run on their AOL Instant Messaging Network (the “AIM Network”). We have also extended our business to utilize mobile applications on the iPhone and Android.

As more fully described in Note 3, the Company entered into a Share Exchange Agreement on February 3, 2010, resulting in the retroactive adjustment of the Company’s capital structure.

2.	Basis of Presentation

The accompanying unaudited condensed financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of June 30, 2010, results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on April 15, 2010.

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

Application development revenue is recognized at the time that it is earned based on the customer agreement.  Hosting revenue is recognized when the service is performed, and in general is billed and recognized monthly.  Hosting services are invoiced to customers monthly in arrears.  Advertising and sponsorships on owned Internet properties are sold on a cost per action ("CPA") basis and invoiced to the customer monthly based on the number and price per action at the end of each month.  Marketing support revenue is generated as a result of the media and marketing services provided to support customer Internet marketing activities.  When a sales arrangement contains multiple elements, such as marketing services, advertising and promotions, revenue is allocated to each element based on its relative fair value. When the fair value of an undelivered element cannot be determined, the Company defers revenue for the delivered elements until the undelivered elements are delivered.  Payments received in advance of provision of services are deferred until earned.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are customer obligations due under normal trade terms, carried at their face value.  The Company determines its allowance for doubtful accounts based on the evaluation of the aging of its accounts receivable and on a customer-by-customer analysis. Since inception, the Company has had seven customers. All customers have paid their invoices timely.  The Company did not record an allowance as of June 30, 2010 or December 31, 2009.

Cost of Sales

Cost of sales represents costs directly related to hosting revenue.  At times, costs include advertising customization and programming.

Earnings (Loss) per Share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon the exercise of stock options, warrants or convertible debt using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. For the six months ended June 30, 2010 and 2009, 1,218,000 and zero, respectively, potential dilutive securities, relating to the convertible notes payable, are excluded from the computation because they are anti-dilutive.

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

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985) – “Certain Revenue Arrangements That Include Software Elements, a Consensus of the FASB Emerging Issues Task Force,” to address concerns relating to the accounting for revenue arrangements that contain tangible products and software. It requires a vendor to use vendor-specific objective evidence of selling price to separate deliverables in a multiple-element arrangement. The update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on January 1, 2011. We are currently evaluating the impact, if any, of adopting the update.

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

On February 3, 2010, Reach Messaging, Inc. (“Reach”) entered into a Share Exchange Agreement with FormulaWon, Inc. (“FormulaWon”). FormulaWon offered to issue 48 million of its common shares in exchange for each common share outstanding of Reach.

100% of Reach common shareholders elected to exchange their Reach shares for shares of FormulaWon. FormulaWon issued 48 million shares to acquire 48 million of the outstanding shares of Reach. As a result of the exchange, the shareholders of Reach held a 44% controlling interest in the combined entity, after the exchange, which did not include the shares issued to investors in our financing transactions or to consultants for their services rendered. FormulaWon had approximately 137 million shares of common stock outstanding prior to the transaction, and cancelled 77 million shares of common stock at the time of the transaction, resulting in approximately 60 million shares that were in existence at the time of the transaction.

Included as part of the share exchange were 6 million restricted common shares issued to an entity owned by David R. Wells, our Chief Financial Officer, as compensation for future services. Such shares were valued at $0.05 per share, and compensation expense is being recognized over the 24-month period that the shares become vested. For the three and six months ended June 30, 2010, the Company recognized compensation expense relating to these shares of $30,000 and $110,000, respectively.

Since the owners and management of Reach possessed voting and operating control of the combined company after the share exchange, the transaction constituted a reverse acquisition for accounting purposes, as contemplated by FASB ASC 805-40 and corresponding ASC 805-10-55-10, 12 and 13. Under this accounting, the entity that issues shares (FormulaWon – the legal acquirer) is identified as the acquiree for accounting purposes. The entity whose shares are acquired (Reach) is the accounting acquirer.

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

4.	Prepaid Compensation

At June 30, 2010, prepaid compensation, amounting to $190,000, represents the unamortized balance of the fair value of shares issued by the Company for services to be rendered by the CFO (Note 3). For the three and six months ended June 30, 2010, the Company recognized share-based compensation of $520,909 and $710,000 in connection with this agreement and the consulting agreement described in Note 6.

5.	Notes Payable

During the year ended December 31, 2009 the Company entered into two convertible debentures in the aggregate amount of $58,000. The notes have not yet been renewed and were due on July 15, 2010. They bear interest at the rate of 10% per annum which is payable upon the maturity date. The notes can be voluntarily converted into restricted common shares of the Company at a price of $0.05 per share. The Company has accrued interest of $1,450 and $2,900 for the three and six months ended June 30, 2010, respectively.

6.	Stockholders' Equity

Common Stock
The Company is authorized to issue 500,000,000 shares of common stock, $0.001 par value per share. During the six months ended June 30, 2010, the Company issued the following shares of common stock, in addition to those associated with the recapitalization described in Note 3:

•
In February, 2010, the Company completed the sale of 7,300,000 shares of restricted common stock at a price of $0.05 per share in return for $365,000 in cash, to six accredited investors. The Company paid a total of $18,400 in finders’ fees in the form of 368,000 shares of restricted common stock in connection with these sales.

•
In February, 2010, the Company issued 12,000,000 shares of restricted common stock for consulting services, valued at $600,000. Tthe value of the shares issued was recorded as an expense for the six months ended June 30, 2010.

•
In April, 2010, the Company completed the sale of 4,400,000 shares of restricted common stock at a price of $0.05 per share in return for $220,000 in cash to one accredited investor. The Company did not pay any finders’ fees in connection with this sale.

Preferred Stock
The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share. As of June 30, 2010 and December 31, 2009, there were no preferred shares issued or outstanding.

7.	Income Taxes

At December 31, 2009, the Company had net operating loss (“NOL”) carry–forwards for federal income tax purposes of $322,065 that may be offset against future taxable income through December 31, 2029. No tax benefit has been reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company does not believe that it is more likely than not that it will realize its net deferred tax assets of $128,293 at June 30, 2010 and December 31, 2009.  Accordingly, the potential tax benefits of the NOL carry-forwards are fully reserved.

Refundable federal income taxes of $2,943 as of June 30, 2010 and December 31, 2009, resulted from tax payments based on initial tax returns.  Tax payments are expected to be refunded based on amended tax returns.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

8.	Research and development costs

Research and development costs related to both future and present products are charged to operations as incurred.  For the three months ended June 30, 2010 and 2009, the Company recognized $91,806 and $58,800, respectively, of research and development costs. For the six months ended June 30, 2010 and 2009, research and development costs amounted to $158,273 and $113,050, respectively.

9.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,479,247 as of June 30, 2010, and a net loss of  $1,157,182 for the six months ended June 30, 2010.  These conditions raise substantial doubt about its ability to continue as a going concern.

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

If either Mr. Gau or Mr. Wells are terminated without cause, they will each be entitled to receive six months of severance pay, including benefits.

11.	Subsequent events

Forward Stock Split (5 to 1)
Subsequent to the period ending June 30, 2010 The majority stockholders of the Company approved a forward split of the outstanding shares of the Company’s common stock (the “Forward Split”) such that every one (1) issued and outstanding share of common stock will be automatically split into five (5) shares of common stock.  The Forward Split shall take place on such date as may be determined by the Board of Directors.

In addition, and in connection with the Forward Split, the stockholders authorized an amendment to the Company’s Certificate of Incorporation implementing the Forward Split and increasing the number of authorized shares of common stock from 500,000,000 to 2,000,000,000 (the “Amendment”).  The Amendment will be filed in connection with implementing the Forward Split on such date as may be determined by the Board of Directors.

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

●
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

●
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

 Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended
	June 30,	June 30,
	2010	2009
Net revenue	$58,250	$30,512
Cost of revenue	-	(14,286)
Gross profit	58,250	16,226
Total operating costs	811,990	65,004
Operating Loss	(753,740)	(48,778)
Provision for income tax	-	-
Interest Expense	1,288	-
Net loss	(755,028)	(48,778)
Net loss per common share – basic and diluted	(0.01)	0.00
Weighted average number of common shares outstanding	130,648,352	102,030,901

Net Revenue

For the three months ended June 30, 2010, our net revenue increased approximately 91% from $30,512 for the quarter ended June 30, 2009.  We had $43,250 of revenue generated from application development for the quarter ended June 30, 2010 compared to no revenue for the quarter ended June 30, 2009.  We generated $15,000 in hosting revenue in the second quarter of 2010, which was a decrease from $30,000 generated in the same period in 2009.  Hosting revenue is a periodic fee charged to host and maintain a partner’s server and content related to the Bot properties.  Our revenue from Lead Conversions, which represents revenue earned through the converting of leads from our Bot agents into closed business for our advertisers, decreased 100% from $512 in the second quarter of 2009 compared to no revenue in the second quarter of 2010. The decrease in lead conversion revenue was due to the loss of certain customers in 2009 related to prevailing economic conditions.

Cost of Revenue

Our cost of revenue was reduced to zero for the quarter ended June 30, 2010, compared with $14,286 for the quarter ended June 30, 2009.  This is due to the change in our business from Lead Generation to Bot Sales and Hosting, which do not have direct costs of revenue associated with them.

Operating Costs

We incurred operating expenses of $811,990 during the three months ended June 30, 2010; an increase of approximately 1,149% compared to $65,004 incurred in the three months ended June 30, 2009.  General and administrative expenses were $720,184 during the three months ended June 30, 2010, compared to $6,204 for the three months ended June 30, 2009. Our expenses have increased due to our hiring of a management staff; as well, we incurred a charge of $520,909 related to the issuance of common stock for services.  Research and development expenses were $91,806 during the three months ended June 30, 2010, an increase of $33,006 or 56%, as compared to $58,800 for the three months ended June 30, 2009. These expenses increased due to the hiring of additional development personnel, and the use of outside firms for additional development.

Net Loss

Our net loss increased from $48,778 for the quarter ended June 30, 2009 compared to a net loss of $755,028 for the quarter ended June 30, 2010. The significant increase of net loss was mainly attributable to non-cash charges associated with the issuance of common stock for services ($520,909), and hiring of management staff.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth the results of our operations for the periods indicated:

	Six Months Ended
	June 30,	June 30,
	2010	2009
Net revenue	$97,101	$59,997
Cost of revenue	-	(23,744)
Gross profit	97,101	36,253
Total operating costs	1,251,545	119,254
Operating Loss	(1,154,444)	(83,001)
Provision for income tax	-	-
Interest Expense	2,738	-
Net loss	(1,157,182)	(83,001)
Net loss per common share – basic and diluted	0.01	0.00
Weighted average number of common shares outstanding	124,010,238	102,030,901

Net Revenue

For the six months ended June 30, 2010, our net revenue increased approximately 62% from $59,997 for the six months ended June 30, 2009.  We had $66,500 of revenue generated from application development for the six months ended June 30, 2010 compared to no revenue for the same period in 2009.  We generated $30,000 in hosting revenue in the first six months of 2010, the same amount of revenue generated in the same period in 2009.  Hosting revenue is a periodic fee charged to host and maintain a partner’s server and content related to the Bot properties.  Our revenue from Lead Conversions, which represents revenue earned through the converting of leads from our Bot agents into closed business for our advertisers, decreased 100% from $29,997 in the first six months of 2009 compared to no revenue in the comparable period in 2010. The decrease in lead conversion revenue was due to the loss of certain customers in 2009 related to prevailing economic conditions. We also generated $601 in other revenue in the first six months of 2010, compared to no revenue for the same period in 2009.

Cost of Revenue

Our cost of revenue was reduced to zero for the six months ended June 30, 2010, compared with $23,744 for the six months ended June 30, 2009.  This is due to the change in our business from Lead Generation to Bot Sales and Hosting, which do not have direct costs of revenue associated with them.

Operating Costs

We incurred operating expenses of $1,251,545 during the six months ended June 30, 2010; an increase of approximately 949% compared to $119,254 incurred in the six months ended June 30, 2009.  General and administrative expenses were $1,093,272 during the six months ended June 30, 2010, compared to $6,204 for the six months ended June 30, 2009. Our expenses have increased due to our hiring of a management staff, as well as costs associated with the closing of the merger during this year. As well we incurred a charge of $710,000 related to the issuance of common stock for services.  Research and development expenses were $158,273 during the six months ended June 30, 2010, an increase of $45,223 or approximately 40%, as compared to $113,050 for the six months ended June 30, 2009. These expenses increased due to the hiring of additional development personnel, and the use of outside firms for additional development.

Net Loss

Our net loss increased from $83,001 for the six months ended June 30, 2009 compared to a net loss of $1,157,182 for the six months ended June 30, 2010. The significant increase of net loss was mainly attributable to non-cash charges associated with the issuance of common stock for services ($710,000), and costs associated with merger, which were approximately $60,000.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $140,991 and $27 and at June 30, 2010 and December 31, 2009, respectively.

Operating Activities

During the six months ended June 30, 2010, the Company used $444,036 of cash in operating activities.  The net loss of $1,157,182 was offset by a non-cash charge for compensation expense of $710,000 and a $20,146 increase in accounts payable and accrued expenses. Cash used in operating activities included an increase of $17,000 in accounts receivable. During the six months ended June 30, 2009, the Company used $86,359 of cash in operating activities.  The net loss for the period of $83,001 was offset by $2,456 relating to income taxes payable.  Cash used in operating activities included $4,779 for accounts receivable and  $1,035 for accounts payable and accrued expenses.

Investing Activities

There were no investing activities in any of the three or six month periods ending June 30, 2010 or June 30, 2009.

Financing Activities

For the six months ended June 30, 2010, $585,000 was generated from the issuance of common stock for cash compared to $91,643 in cash provided by financing activities for the six month period ended June 30, 2009.

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

Development revenue is recognized at the time that it is earned based on the customer agreement. Hosting revenue is recognized when the service is performed, and in general is billed and recognized monthly.  Hosting services are invoiced to customers monthly in arrears.  Advertising and sponsorships on owned Internet properties are sold on a cost per action ("CPA") basis and invoiced to the customer monthly based on the number and price per action at the end of each month.  Marketing support revenue is generated as a result of the media and marketing services provided to support customer Internet marketing activities.  When a sales arrangement contains multiple elements, such as marketing services, advertising and promotions, revenue is allocated to each element based on its relative fair value. When the fair value of an undelivered element cannot be determined, the Company defers revenue for the delivered elements until the undelivered elements are delivered.  Payments received in advance of provision of services are deferred until earned.

Allowance for Doubtful Accounts – The Company’s accounts receivables are customer obligations due under normal trade terms, carried at their face value.  The Company determines its allowance for doubtful accounts based on the evaluation of the aging of its accounts receivable and on a customer-by-customer analysis. Since inception, the Company has had seven customers. All customers have paid their invoices timely.  The Company did not record an allowance as of June 30, 2010 or December 31, 2009.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

(b) Changes in internal control over financial reporting

During the three months ended June 30, 2010, the Company has not made any changes to internal control over financial reporting.

PART II, OTHER INFORMATION

Part II, Item 1.  Legal Proceedings.

Not applicable.

 Part II, Item 1A.  Risk Factors.

                    The information to be reported under this item has not changed since it was disclosed in the previously filed Form 10-K, dated April 15, 2010.

Part II, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

REACH MESSAGING HOLDINGS, INC.

August 23, 2010	By:	/s/ Shane Gau
Shane Gau
Chief Executive Officer

August 23, 2010	By:	/s/ David R. Wells
David R. Wells
Chief Financial Officer