Form 10-Q
period 2010-09-30
Reach Messaging Holdings, Inc.
filed 2010-11-22
CIK 1429900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number: 333-150424

REACH MESSAGING HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware.	26-1110179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

44081 Pipeline Plaza, Suite 310, Ashburn, VA	20148
(Address of principal executive offices)	(Zip Code)

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

Part I, Item 1.  Financial Statements.

Reach Messaging Holdings, Inc.
Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets

Current Assets
Cash	$278,871	$27
Accounts receivable	14,100	8,000
Prepaid	2,530	-
Refundable federal income taxes	2,943	2,943
Total Current Assets	298,444	10,970

Other Assets
Deposits	7,500	- 0

Total Assets	$305,944	$10,970

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$68,430	30,383
Loans payable	-	58,000
Total Current Liabilities	68,430	88,383

Long Term Liabilities
Convertible notes - net of debt discount	63,706	- 0

Total liabilities	132,136	88,383

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	- 0	- 0
Common stock, $0.001 par value, 2,000,000,000 shares authorized;
823,994,505 and 102,030,901 shares issued and outstanding, respectively	823,995	102,031
Additional paid in capital	2,823,798	142,621
Accumulated deficit	(3,473,985)	(322,065)
Total Stockholders’ Equity (Deficit)	173,808	(77,413)

Total Liabilities and Stockholders' Equity (Deficit)	$305,944	$10,970

Check	$0	$0

working capital (deficit)	230,014	(77,413)

The accompanying notes form an integral part of these financial statements.

REACH MESSAGING HOLDINGS, INC.
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue

Hosting revenue	$7,000	$15,000	$37,000	$45,000
Applications development	50,000	15,642	116,500	45,639
Other revenue	1,980	-	2,581	-
Total revenue	58,980	30,642	156,081	90,639

Cost of revenue
Advertising customization	-	-	-	22,243
Web hosting expense	-	734	-	2,234
Total cost of revenue	-	734	-	24,477

Gross profit	58,980	29,908	156,081	66,162

Operating expenses
Research and development	94,737	57,000	253,009	170,050
General and administrative expenses	1,957,366	12,168	3,050,639	18,373
Total operating expenses	2,052,103	69,168	3,303,648	188,423

Interest expense, net	(1,615)	-	(4,353)	-

Net loss	$(1,994,738)	$(39,260)	$(3,151,920)	$(122,261)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted	639,455,918	5,100,000	609,455,384	5,100,000

The accompanying notes form an integral part of these financial statements.

REACH MESSAGING HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,151,920)	$(122,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based payments	2,460,141	-
Changes in operating assets and liabilities:
Accounts receivable	(6,100)	(8,488)
Prepaid	(2,530)
Refundable income taxes	-	3,257
Deposits	(7,500)	-
Accounts payable and accrued expenses	38,047	(3,147)
Net Cash Used In Operating Activities	(669,862)	(130,639)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable		138,923
Proceeds from convertible notes	363,706	-
Proceeds from stock issued for cash	585,000	-
Net Cash Provided By Financing Activities	948,706	138,923

Net decrease in cash	278,844	8,284

Cash - beginning of period	27	372

Cash - end of period	$278,871	$8,656

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of shares for finders' fees	$18,400	$-
Issuance of shares for prepaid compensation and consulting fees	$900,000	$-
Forgiveness of shareholder loan	$-	$138,923
Conversion of loan to common stock	$-	$-

Per BS	$278,871	$8,656
Difference	$-	$-

The accompanying notes form an integral part of these financial statements.

REACH MESSAGING HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The financial information as of December 31, 2009 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended December 31, 2009.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2010 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Reach Messaging Holdings, Inc. (the “Company") was incorporated in September 2007 under the laws of the State of California.  The Company creates, deploys and hosts instant messaging virtual robots ("Bots"); develops and hosts internet properties; and provides customers with internet marketing services.  The instant messaging Bots are customized to contain relevant user information, games, video, quizzes, polls, sponsorship and ad space.  The Company also provides marketing services to increase Bot-reach and user conversions.  The Company has sold one Bot in a multiple deliverable arrangement that included creation of a Bot, marketing support and on going hosting for the Bot.  The Company sells sponsorships and advertising space on its own internet properties.  The Company owns www.DailyGab.com and four Bots:  GossipinGabby, SportsfanStan, MyTVBud and ProfGilzot.  Additional Company-owned web properties and Bots are under development.  The company-owned internet properties are teen-oriented.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Such estimates and assumptions impact, among others, the valuation allowance for deferred tax assets, due to continuing and expected future losses.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to intense competition and change in consumer demand. The Company's operations will be subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure. Also, see Note 3 regarding going concern matters.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at September 30, 2010 and December 31, 2009, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

The United States Congress has temporarily increased the Federal Deposit Insurance Corporation (FDIC) deposit insurance from $100,000 to $250,000 per depositor. At September 30, 2010 and December 31, 2009, respectively, the cash balance did not exceed the federally insured limits.

Accounts receivable and allowance for doubtful accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms. The Company periodically evaluates the collectability of its accounts receivable and considers the need to establish an allowance for doubtful accounts based upon historical collection experience and specific customer information. Accordingly, the actual amounts could vary from the recorded allowances.

The Company does not charge interest on past due receivables. Receivables are determined to be past due based on payment terms of original invoices.

At September 30, 2010 and December 31, 2009, the Company did not record an allowance for doubtful accounts.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Earnings (loss) per share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

The computation of basic and diluted loss per share for the periods ended September 30, 2010 and 2009 is equivalent since the Company reported a net loss and the effect of any common stock equivalents would be anti-dilutive.

In July, 2010 the Company executed a 5-1 forward Stock Split, all share and per share amounts have been retrospectively restated.

Revenue Recognition and Customer Deposits

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured.  There is no stated right of return for products.

Bot sales revenue is recognized at the time of customer acceptance and deployment of the Bot.  Hosting revenue is recognized monthly.  Hosting services are invoiced to customers at the beginning of the month following the month services are provided.  Advertising and sponsorships on owned Internet properties are sold on a cost per action ("CPA") basis and invoiced to the customer monthly based on the number and price per action at the end of each month.  Marketing support revenue is generated as a result of the media and marketing services provided to support customer Internet marketing activities.  Application sales revenue is recognized at the time of customer acceptance and deployment of the application. When a sales arrangement contains multiple elements, such as marketing services, advertising and promotions, revenue is allocated to each element based on its relative fair value. When the fair value of an undelivered element cannot be determined, the Company defers revenue for the delivered elements until the undelivered elements are delivered.  Payments received in advance of provision of services are deferred until earned.

Cost of Sales

Cost of sales represents costs directly related to the production of the Company’s Bots. Costs include Bot development, housing cost, advertising customization and programming.

Research and Development

Research and development costs related to both future and present products are charged to operations as incurred.  For the nine months ended September 30, 2010 and 2009, the Company recognized $253,009 and $170,050, respectively, of research and development costs.

Fair Value of Financial Instruments

Disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's unaudited interim financial statements.

In April 2010, the FASB issued updated guidance that sets forth the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate for research and development arrangements. Specifically, consideration that is contingent upon the completion of a milestone may be recognized in its entirety as revenue in the period that milestone has been achieved if the milestone, in its entirety, meets all of the criteria to be considered substantive at the inception of an arrangement. This guidance is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 and applies to research or development deliverables under which the performance obligation is satisfied over a period of time and a portion, or all, of the consideration is contingent upon uncertain future events or circumstances. A reporting entity’s decision to use the milestone method of revenue recognition is a policy election. Since we do not currently have contracts that would qualify for the election of the milestone method, the adoption of this guidance will not have a material effect on the Company’s unaudited interim financial statements.

Note 3 Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss and net cash used in operations of $3,151,920 and $669,862, respectively for the nine months ended September 30, 2010.  The Company has an accumulated deficit of $3,473,985 as of September 30, 2010.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term loans and notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss and net cash used in operations of $4,300,112 and $669,862, respectively for the nine months ended September 30, 2010.  The Company has an accumulated deficit of $4,622,177 at September 30, 2010.

The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These accompanying unaudited interim financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to these problems, management has taken the following actions:

●	seeking additional debt and/or equity financing,
●	assess business markets and related opportunities so that revenues can be generated.

Note 4 Share Exchange Agreement

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

Included as part of the share exchange were 6 million restricted common shares issued to an entity owned by David R. Wells, our Chief Financial Officer, as compensation for future services. Such shares were valued at $0.05 per share, and compensation expense is being recognized over the 24-month period that the shares become vested. For the nine months ended September 30, 2010, the Company recognized compensation expense relating to these shares of $300,000.

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

Note 5 Loans Payable

During the year ended December 31, 2009 the Company entered into two convertible debentures in the aggregate amount of $58,000. The notes were due on July 15, 2010. They bear interest at the rate of 10% per annum which is payable upon the maturity date. The notes can be voluntarily converted into restricted common shares of the Company at a price of $0.05 per share. The Company has accrued interest of $4,350 as of September 30, 2010.

On September 28, 2010, the Company entered into a new loan agreement with four (4) investors for the purchase and sale of convertible promissory notes in an aggregate principal amount of $363,706.  The new loan agreement consisted of cash of $300,000 and exchange of two past-due convertible debentures for the principal amount of $58,000, plus accrued interest, for a total exchange of $63,706.  The Note contained the following features:

i.	Conversion Price: $0.002
ii.	Maturity date: October 1, 2013
iii.	Interest rate - 5% per year with no payment obligation until maturity on October 1, 2013.
iv.	The conversion price shall be adjusted in the event of a stock split or similar recapitalization of the outstanding shares.
v.
The right to convert is limited such that the holder of the Note may not convert into shares if such conversion would cause such holder’s beneficial ownership of the Company’s shares to exceed 9.9% of the total outstanding shares of the Company.

Each investor received a warrant to purchase the number of shares equal to two times the number of shares issuable upon full conversion of the principal amount of the Notes (up to an aggregate of 363,704,660 shares). The warrants contained the following features:

vi.	Conversion Price: $0.004
vii.	Maturity date: October 1, 2013
viii.	The conversion price shall be adjusted in the event of a stock split or similar recapitalization of the outstanding shares.
ix.
The right to exercise is limited such that the holder of the Warrant may not exercise the Warrant to purchase shares if such exercise would cause such holder’s beneficial ownership of the Company’s shares to exceed 9.9% of the total outstanding shares of the Company.

Note 6 Stockholders’ Equity

(A)	Stock issued for Services

In February 2010, the Company issued 12,000,000 shares of restricted common stock for consulting services, having a fair value of $600,000 ($0.05/share), based upon the fair value of the services rendered.  As of September 30, 2010, the Company expensed this stock issuance as a component of general and administrative expense due to termination of employment agreement.

In September 2010, the Company issued 130,000,000 shares of restricted common stock for compensation, having a fair value of $1,300,000 ($0.01/share), based upon the fair value of the services rendered.  As of September 30, 2010, the Company expensed this stock issuance as a component of general and administrative expense.

In September 2010, the Company issued 11,500,000 shares of restricted common stock for consulting services, having a fair value of $115,000 ($0.01/share), based upon the fair value of the services rendered.  As of September 30, 2010, the Company expensed this stock issuance as a component of general and administrative expense.

In September 2010, the Company issued 153,000,000, 3 years warrants, having a fair value of $1,351,333, for services rendered.  Of the total warrants issued, 130,000,000 were issued to employees, which included 43,333,333 to the Company’s Chief Executive Officer.

Fair value of the warrants issued for services in 2010 was based upon the following management assumptions:

Exercise price	$0.004
Expected life	3 years
Expected volatility	150%
Expected dividends	0.00%
Risk free interest rate	0.64%
Expected forfeitures	0.00%

(B)	Stock issued for Cash

In February 2010, under the terms of a private placement, the Company issued 7,300,000 shares of common stock for $365,000 ($0.05/share). The Company paid $18,400 in compensation in the form of 368,000 shares of restricted common stock in connection with these sales.

In April 2010, under the terms of a private placement, the Company issued 4,400,000 shares of common stock for $220,000 ($0.05/share).

Note 7 Contingencies

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

Note 8 Subsequent Events

The Company performed a review of subsequent events through November 19, 2010, the date the financial statements were issued, and concluded that events or transactions occurring during that period requiring recognition or disclosure were made.

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

The growth of handheld and other mobile devices makes the products offered by us relevant. Subsequent to the year ended December 31, 2009, the Company solidified its business strategy of migrating from a Bot-only Company to entering the much larger and rapidly growing market for mobile applications and social gaming. The Company has aggressively begun executing upon this strategy with the following results:

●
Reach Messaging partnered with Waste Management to build its first social media game, Oceanopolis The game launched in mid-October 2010 and has now gone over 100,000 players . This game will enable Reach Messaging to enter the social gaming space with a marquee customer. Due to the game’s success, the Company is currently in discussions with Waste Management to spearhead their mobile product line for 2011.. Another benefit from this project is the technical skills gained that can be applied to future gaming development businesses.

●
Reach Messaging partnered with Velti to build a celebrity application, exoected to launch in December 2010.The transaction is expected to provide a revenue share based on advertising revenue and downloads generated. The goal of this partnership is for Reach Messaging to secure new orders to develop iPhone and Android applications for A-list celebrities.

●
Reach Messaging released 9 retail iPhone apps in the iTunes app store. The differentiator from competitotors is that these apps provide a very localized and targeted sponsorship/ad opportunity for local businesses. A positive side effect to the mall apps program is the development of a unique ad curtain technology. It is a robust user-facing solution, as well as, an extremely customizable back-end. The ad platform was developed in a modular fashion, enabling the Company to package it up and resell it to app publishers who are looking for a turnkey ad solution at a fraction of what it would cost them to build it (internally or outsourced). The business model is an upfront license fee and a revenue share of all ads running through the Comapny’s solution.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended September 30,
	2010	2009
Revenue

Hosting revenue	$7,000	$15,000
Applications development	50,000	15,642
Other revenue	1,980	-
Total revenue	58,980	30,642

Cost of revenue
Advertising customization	-	-
Web hosting expense	-	734
Total cost of revenue	-	734

Gross profit	58,980	29,908

Operating expenses
Research and development	94,737	57,000
General and administrative expenses	1,957,366	12,168
Total operating expenses	2,052,103	69,168

Interest expense, net	(1,615)	-

Net loss	$(1,994,738)	$(39,260)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding during the period - basic and diluted	639,455,918	5,100,000

Net Revenue

For the three months ended September 30, 2010, our net revenue increased approximately 92% from $30,642 for the quarter ended September 30, 2009.  We had $50,000 of revenue generated from application development for the quarter ended September 30, 2010 compared to $15,642 revenue for the quarter ended September 30, 2009.  We generated $7,000 in hosting revenue in the third quarter of 2010, which was a decrease from $15,000 generated in the same period in 2009.  Hosting revenue is a periodic fee charged to host and maintain a partner’s server and content related to the Bot properties.  Our revenue from Lead Conversions, which represents revenue earned through the converting of leads from our Bot agents into closed business for our advertisers, decreased 100% from $512 in the third quarter of 2009 compared to no revenue in the third quarter of 2010. The decrease in lead conversion revenue was due to the loss of certain customers in 2009 related to prevailing economic conditions.

Cost of Revenue

Our cost of revenue was reduced to zero for the quarter ended September 30, 2010, compared with $734 for the quarter ended September 30, 2009.  This is due to the change in our business from Lead Generation to Bot Sales and Hosting, which do not have direct costs of revenue associated with them.

Operating Costs

We incurred operating expenses of $2,052,103 during the three months ended September 30, 2010; an increase of approximately 2,866% compared to $69,168 incurred in the three months ended September 30, 2009.  General and administrative expenses were $1,957,366 during the three months ended September 30, 2010, compared to $12,168 for the three months ended September 30, 2009. Our expenses have increased due to our hiring of a management staff; as well, we incurred a charge of $520,909 related to the issuance of common stock for services.  Research and development expenses were $94,737 during the three months ended September 30, 2010, an increase of $33,006 or 66%, as compared to $57,000 for the three months ended September 30, 2009. These expenses increased due to the hiring of additional development personnel, and the use of outside firms for additional development.

Net Loss

Our net loss increased from $48,778 for the quarter ended September 30, 2009 compared to a net loss of $1,994,738 for the quarter ended September 30, 2010. The significant increase of net loss was mainly attributable to non-cash charges associated with the issuance of common stock for services ($520,909), and hiring of management staff.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended Septemebr 30, 2009

The following table sets forth the results of our operations for the periods indicated:

	Nine Months Ended September 30,
	2010	2009

Revenue
Hosting revenue	$37,000	$45,000
Applications development	116,500	45,639
Other revenue	2,581	-
Total revenue	156,081	90,639

Cost of revenue
Advertising customization	-	22,243
Web hosting expense	-	2,234
Total cost of revenue	-	24,477

Gross profit	156,081	66,162

Operating expenses
Research and development	253,009	170,050
General and administrative expenses	3,050,639	18,373
Total operating expenses	3,303,648	188,423

Interest expense, net	(4,353)	-

Net loss	$(3,151,920)	$(122,261)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted	609,455,384	5,100,000

Net Revenue

For the nine months ended September 30, 2010, our net revenue increased approximately 136% from $66,162 for the nine months ended June 30, 2009.  We had $116,500 of revenue generated from application development for the nine months ended September 30, 2010 compared to $45,639 revenue for the same period in 2009.  We generated $37,000 in hosting revenue in the first nine months of 2010, compared to $$45,000 of revenue generated in the same period in 2009.  Hosting revenue is a periodic fee charged to host and maintain a partner’s server and content related to the Bot properties.   The decrease in lead conversion revenue was due to the loss of certain customers in 2009 related to prevailing economic conditions. We also generated $2,581 in other revenue in the first nine months of 2010, compared to no revenue for the same period in 2009.

Cost of Revenue

Our cost of revenue was reduced to zero for the nine months ended September 30, 2010, compared with $24,477 for the nine months ended September 30, 2009.  This is due to the change in our business from Lead Generation to Bot Sales and Hosting, which do not have direct costs of revenue associated with them.

Operating Costs

We incurred operating expenses of $3,303,648 during the nine months ended September 30, 2010; an increase of approximately 1,653% compared to $188,423 incurred in the nine months ended September 30, 2009.  General and administrative expenses were $3,050,639 during the nine months ended September 30, 2010, compared to $18,373 for the nine months ended September 30, 2009. Our expenses have increased due to our hiring of a management staff, as well as costs associated with the closing of the merger during this year. As well we incurred a charge of $2,460,141 related to the issuance of common stock for services.  Research and development expenses were $253,009 during the nine months ended September 30, 2010, an increase of $82,959 or approximately 49%, as compared to $170,050 for the nine months ended September 30, 2009. These expenses increased due to the hiring of additional development personnel, and the use of outside firms for additional development.

Net Loss

Our net loss increased from $122,261 for the nine months ended September 30, 2009 compared to a net loss of $3,151,920 for the nine months ended September 30, 2010. The significant increase of net loss was mainly attributable to non-cash charges associated with the issuance of common stock for services ($2,460,141) and an increase in staffing salaries paid in cash.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $278,871 and $27 and at September 30, 2010 and December 31, 2009, respectively.

Operating Activities

During the nine months ended September 30, 2010, the Company used $669,862 of cash in operating activities.  The net loss of $3,151,920 was offset by a non-cash charge for compensation expense of $2,460,141 and a $21,917 increase in accounts payable and accrued expenses. During the nine months ended September 30, 2009, the Company used $130,639 of cash in operating activities.  The net loss for the period of $122,261 was offset by $8,378 relating to accounts receivable and a decrease in accounts payable as well as refunded income tax.  Cash used in operating activities included $4,779 for accounts receivable and  $1,035 for accounts payable and accrued expenses.

Investing Activities

There were no investing activities in any of the three or nine month periods ending September 30, 2010 or September 30, 2009.

Financing Activities

For the nine months ended September 30, 2010, $948,706 was generated from the issuance of Notes and common stock for cash compared to $91,643 in cash provided by financing activities for the nine month period ended September 30, 2009.

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

(b) Changes in internal control over financial reporting

During the three months ended October 30, 2010, the Company has not made any changes to internal control over financial reporting with the exception that the Chief Financial officer, David Wells, resigned on September 8, 2010.

PART II, OTHER INFORMATION

Part II, Item 1.  Legal Proceedings.

Not applicable.

 Part II, Item 1A.  Risk Factors.

                    The information to be reported under this item has not changed since it was disclosed in the previously filed Form 10-K, dated April 15, 2010.

Part II, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2010 the Company completed the sale of convertible promissory Notes in return for $363,706 in cash to four accredited investors. The Company did not pay any compensation in connection with this sale. The Company relied on Section 4(2) of the Securities Act of 1933 to issue the shares inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offerees were accredited investors.

Part II, Item 3. Defaults Upon Senior Securities

None.

Part II, Item 4.  Reserved

Part II, Item 5.  Other Information.

The Company’s Chief Financial Officer resigned on September 8, 2010.  The Company moved its Principal office from 2801 Ocean Park Boulevard, Suite 355,  Santa Monica, California to 44081 Pipeline Plaza, Suite 310, Ashburn, VA 20147

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

REACH MESSAGING HOLDINGS, INC.

November 22, 2010	By:	/s/ Shane Gau
Shane Gau
Chief Executive Officer Acting Chief Financial Officer