Form 10-Q/A
period 2010-09-30
Reach Messaging Holdings, Inc.
filed 2010-11-24
CIK 1429900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

2801 Ocean Park Blvd., Suite 355, Santa Monica, CA 90405
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.001 par value per share, 823,994,505 shares outstanding as of November 22 , 2010.

Table of Contents

WHY THIS AMENDMENT IS BEING FILED:

This Quarterly report on Form 10-Q/A Amendment No. 1 is being filed because the Company inadvertently filed before the Company's independent auditors finished their review.

Except with respect to such restatement, this amendment does not reflect events occurring after the filing of the original Quarterly Report on form 10-Q or modify or update those disclosures affected by subsequent events.

Part I, Item 1.  Financial Statements.

Reach Messaging Holdings, Inc.
Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets

Current Assets
Cash	$278,871	$27
Accounts receivable	14,100	8,000
Prepaid	2,530	-
Refundable federal income taxes	2,943	2,943
Total Current Assets	298,444	10,970

Other Assets
Deposits	7,500	-

Total Assets	$305,944	$10,970

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$68,430	30,383
Loans payable	-	58,000
Total Current Liabilities	68,430	88,383

Long Term Liabilities
Convertible notes - net of debt discount of $300,000	63,706	-

Total liabilities	132,136	88,383

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 2,000,000,000 shares authorized;
823,994,505 and 102,030,901 shares issued and outstanding, respectively	823,995	102,031
Additional paid in capital	3,971,990	142,621
Accumulated deficit	(4,622,177)	(322,065)
Total Stockholders’ Equity (Deficit)	173,808	(77,413)

Total Liabilities and Stockholders' Equity	$305,944	$10,970

The accompanying notes form an integral part of these financial statements.

REACH MESSAGING HOLDINGS, INC.
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010		2009	2010		2009

Revenue

Hosting revenue		$7,000	$15,000		$37,000	$45,000
Applications development		50,000	15,642		116,500	45,639
Other revenue		1,980	-		2,581	-
Total revenue		58,980	30,642		156,081	90,639

Cost of revenue
Advertising customization		-	-		-	22,243
Web hosting expense		-	734		-	2,234
Total cost of revenue		-	734		-	24,477

Gross profit		58,980	29,908		156,081	66,162

Operating expenses
Research and development		94,737	57,000		253,009	170,050
General and administrative expenses		3,105,557	12,168		4,198,831	18,373
Total operating expenses		3,200,294	69,168		4,451,840	188,423

Interest expense, net		(1,615)	-		(4,353)	-

Net loss	$	(3,142,929)	$(39,260)	$	(4,300,112)	$(122,261)

Net loss per common share - basic and diluted		$(0.00)	$(0.01)		$(0.01)	$(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted		665,826,027	5,100,000		636,027,838	5,100,000

The accompanying notes form an integral part of these financial statements.

REACH MESSAGING HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
Nine  Months Ended  September 30, 2010 and 2009
(Unaudited)

	Nine Months Ended September 30,
	2010		2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$	(4,300,112)	$(122,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based payments		3,666,333	-
Changes in operating assets and liabilities:
Accounts receivable		(6,100)	(8,488)
Prepaid		(2,530)
Refundable income taxes		-	3,257
Deposits		(7,500)	-
Accounts payable and accrued expenses		43,753	(3,147)
Net Cash Used In Operating Activities		(606,156)	(130,639)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable			138,923
Proceeds from convertible notes		300,000	-
Proceeds from stock issued for cash		585,000	-
Net Cash Provided By Financing Activities		885,000	138,923

Net increase in cash		278,844	8,284

Cash - beginning of period		27	372

Cash - end of period		$278,871	$8,656

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Interest		$-	$-
Taxes		$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of shares for finders' fees		$18,400	$-
Issuance of shares for prepaid compensation and consulting fees		$900,000	$-
Forgiveness of shareholder loan		$-	$138,923

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

The computation of basic and diluted loss per share for the periods ended September 30, 2010 and 2009 is equivalent since the Company reported a net loss and the effect of any common stock equivalents would be anti-dilutive.  For the nine months ended September 30, 2010, 698,556,990 potentially dilutive securities were excluded from the computation because they are anti-dilutive.

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

Management does not believe that any other recently issued, but not yet effective accounting standards, if adopted, will have a material effect on the Company's financial statements.

Note 3 Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss and net cash used in operations of $ 4,300,112 and $669,862, respectively for the nine months ended September 30, 2010.  The Company has an accumulated deficit of $ 4,622,177 as of September 30, 2010.

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

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss and net cash used in operations of $4,300,112 and $ 606,156 , respectively for the nine months ended September 30, 2010.  The Company has an accumulated deficit of $4,622,177 at September 30, 2010.

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

100% of Reach common shareholders elected to exchange their Reach shares for shares of FormulaWon. FormulaWon issued 48 million shares to acquire 48 million of the outstanding shares of Reach. As a result of the exchange, the shareholders of Reach held a 44% controlling interest in the combined entity, after the exchange, which did not include the shares issued to investors in financing transactions or to consultants for their services rendered. FormulaWon had approximately 137 million shares of common stock outstanding prior to the transaction, and cancelled 77 million shares of common stock at the time of the transaction, resulting in approximately 60 million shares that were in existence at the time of the transaction.

Included as part of the share exchange were 6 million restricted common shares issued to an entity owned by David R. Wells, our former Chief Financial Officer, as compensation for future services. Such shares were valued at $0.05 per share, and compensation expense was being recognized over the 24-month period that the shares become vested. For the nine months ended September 30, 2010, the Company recognized compensation expense relating to these shares of $300,000.  Due to Mr. Wells resigning in the third quarter of 2010, the Company fully expensed the value of the shares previously issued to him as a component of general and administrative expenses.

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

Note 5 Loans Payable

During the year ended December 31, 2009 the Company entered into two convertible debentures in the aggregate amount of $58,000. The notes were due on July 15, 2010. They bore interest at the rate of 10% per annum which  was payable upon the maturity date. The notes could be voluntarily converted into restricted common shares of the Company at a price of $0.05 per share. The Company has accrued interest of $5,706 as of September 30, 2010.

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

In connection with this loan agreement, the Company issued 22,000,000 shares of common stock as payment for a finder's fee.
Note 6 Stockholders’ Equity

(A)	Stock issued for Services

In February 2010, the Company issued 12,000,000 shares of restricted common stock for consulting services, having a fair value of $600,000 ($0.05/share), based upon the fair value of the services rendered.  As of September 30, 2010, the Company expensed this stock issuance as a component of general and administrative expense due to termination of  the consulting  agreement.

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

The growth of handheld and other mobile devices makes the products offered by us relevant. Subsequent to the year ended December 31, 2009, the Company solidified its business strategy of migrating from a Bot-only Company to entering the much larger and rapidly growing market for mobile applications and social gaming. The Company has aggressively begun executing upon this strategy with the following results:

●
Reach Messaging partnered with Waste Management to build its first social media game, Oceanopolis . The game launched in mid-October 2010 and has now gone over 100,000 players . This game will enable Reach Messaging to enter the social gaming space with a marquee customer. Due to the game’s success, the Company is currently in discussions with Waste Management to spearhead their mobile product line for 2011. Another benefit from this project is the technical skills gained that can be applied to future gaming development businesses.

●
Reach Messaging partnered with Velti to build a celebrity application, ex p ected to launch in December 2010.The transaction is expected to provide a revenue share based on advertising revenue and downloads generated. The goal of this partnership is for Reach Messaging to secure new orders to develop iPhone and Android applications for A-list celebrities.

●
Reach Messaging released 9 retail iPhone apps in the iTunes app store. The differentiator from competitors is that these apps provide a very localized and targeted sponsorship/ad opportunity for local businesses. A positive side effect to the mall apps program is the development of a unique ad curtain technology. It is a robust user-facing solution, as well as, an extremely customizable back-end. The ad platform was developed in a modular fashion, enabling the Company to package it up and resell it to app publishers who are looking for a turnkey ad solution at a fraction of what it would cost them to build it (internally or outsourced). The business model is an upfront license fee and a revenue share of all ads running through the Company’ s solution.

Results of Operations

Three Months Ended  Septembe r 30, 2010 Compared to Three Months Ended  September 30, 2009

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended September 30,
	2010	2009
Revenue

Hosting revenue	$7,000	$15,000
Applications development	50,000	15,642
Other revenue	1,980	-
Total revenue	58,980	30,642

Cost of revenue
Advertising customization	-	-
Web hosting expense	-	734
Total cost of revenue	-	734

Gross profit	58,980	29,908

Operating expenses
Research and development	94,737	57,000
General and administrative expenses	3,105,557	12,168
Total operating expenses	3,200,294	69,168

Interest expense, net	(1,615)	-

Net loss	$(3,142,929)	$(39,260)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding during the period - basic and diluted	665,826,027	5,100,000

Net Revenue

For the three months ended September 30, 2010, our net revenue increased approximately 92% from $30,642 for the quarter ended September 30, 2009.  We had $50,000 of revenue generated from application development for the quarter ended September 30, 2010 compared to $15,642 revenue for the quarter ended September 30, 2009.  We generated $7,000 in hosting revenue in the third quarter of 2010, which was a decrease from $15,000 generated in the same period in 2009.  Hosting revenue is a periodic fee charged to host and maintain a partner’s server and content related to the Bot properties.  Our revenue from Lead Conversions (included in application development revenue), which represents revenue earned through the converting of leads from our Bot agents into closed business for our advertisers, decreased 100% from $512 in the third quarter of 2009 compared to no revenue in the third quarter of 2010. The decrease in lead conversion revenue was due to the loss of certain customers in 2009 related to prevailing economic conditions.

Cost of Revenue

Our cost of revenue was reduced to zero for the quarter ended September 30, 2010, compared with $734 for the quarter ended September 30, 2009.  This is due to the change in our business from Lead Generation to Bot Sales and Hosting, which do not have direct costs of revenue associated with them.

Operating Costs

We incurred operating expenses of $ 3,200,294 during the three months ended September 30, 2010; an increase of approximately 4,527 % compared to $69,168 incurred in the three months ended September 30, 2009.  General and administrative expenses were $ 3,105,557 during the three months ended September 30, 2010, compared to $12,168 for the three months ended September 30, 2009. Our expenses have increased due to our hiring of a management staff; as well, we incurred a charge of approximately $2.6 million  related to the issuance of common stock and warrants  for compensation .  Research and development expenses were $94,737 during the three months ended September 30, 2010, an increase of $37,737 or 66%, as compared to $57,000 for the three months ended September 30, 2009. These expenses increased due to the hiring of additional development personnel, and the use of outside firms for additional development.

Net Loss

Our net loss increased from $39,260 for the quarter ended September 30, 2009 compared to a net loss of $ 3,142,929 for the quarter ended September 30, 2010. The significant increase of net loss was mainly attributable to non-cash charges associated with the issuance of common stock and warrants for  compensation (approximately $2.6 million), and hiring of management staff.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table sets forth the results of our operations for the periods indicated:

	Nine Months Ended September 30,
	2010	2009

Revenue
Hosting revenue	$37,000	$45,000
Applications development	116,500	45,639
Other revenue	2,581	-
Total revenue	156,081	90,639

Cost of revenue
Advertising customization	-	22,243
Web hosting expense	-	2,234
Total cost of revenue	-	24,477

Gross profit	156,081	66,162

Operating expenses
Research and development	253,009	170,050
General and administrative expenses	4,198,831	18,373
Total operating expenses	4,451,840	188,423

Interest expense, net	(4,353)	-

Net loss	$(4,300,112)	$(122,261)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted	636,027,838	5,100,000

Net Revenue

For the nine months ended September 30, 2010, our net revenue increased approximately 72 % from $ 90,639 for the nine months ended  September 30, 2009.  We had $116,500 of revenue generated from application development for the nine months ended September 30, 2010 compared to $45,639 revenue for the same period in 2009.  We generated $37,000 in hosting revenue in the first nine months of 2010, compared to $45,000 of revenue generated in the same period in 2009.  Hosting revenue is a periodic fee charged to host and maintain a partner’s server and content related to the Bot properties.  We also generated $2,581 in other revenue in the first nine months of 2010, compared to no revenue for the same period in 2009.

Cost of Revenue

Our cost of revenue was reduced to zero for the nine months ended September 30, 2010, compared with $24,477 for the nine months ended September 30, 2009.  This is due to the change in our business from Lead Generation to Bot Sales and Hosting, which do not have direct costs of revenue associated with them.

Operating Costs

We incurred operating expenses of $ 4,451,840 during the nine months ended September 30, 2010; an increase of approximately 2,263 % compared to $188,423 incurred in the nine months ended September 30, 2009.  General and administrative expenses were $ 4,198,831 during the nine months ended September 30, 2010, compared to $18,373 for the nine months ended September 30, 2009. Our expenses have increased due to our hiring of a management staff, as well as costs associated with the closing of the merger during this year. As well , we incurred a charge of $ 3,348,191 related to the issuance of common stock for services.  Research and development expenses were $253,009 during the nine months ended September 30, 2010, an increase of $82,959 or approximately 49%, as compared to $170,050 for the nine months ended September 30, 2009. These expenses increased due to the hiring of additional development personnel, and the use of outside firms for additional development.

Net Loss

Our net loss increased from $122,261 for the nine months ended September 30, 2009 compared to a net loss of $ 4,300,112 for the nine months ended September 30, 2010. The significant increase of net loss was mainly attributable to non-cash charges associated with the issuance of common stock and warrants  for services ( approximately $3.3 million ) and an increase in staffing salaries paid in cash.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $278,871 and $27 at September 30, 2010 and December 31, 2009, respectively.

Operating Activities

During the nine months ended September 30, 2010, the Company used $ 606,156 of cash in operating activities.  The net loss of $ 4,300,112 was offset by a non-cash charge for  share based payments  of $ 3,666,333 and a $ 43,753 increase in accounts payable and accrued expenses. During the nine months ended September 30, 2009, the Company used $130,639 of cash in operating activities.  The net loss for the period of $122,261 was offset by $ 8,488 relating to accounts receivable and a decrease in accounts payable as well as refunded income tax.

Investing Activities

There were no investing activities in any of the three or nine month periods ending September 30, 2010 or September 30, 2009.

Financing Activities

For the nine months ended September 30, 2010, $ 885,000 was generated from the issuance of Notes and common stock for cash compared to $ 138,923 in cash provided by financing activities for the nine month period ended September 30, 2009.

Off-Balance Sheet Arrangements

The Company has no outstanding off-balance sheet arrangements.

Contractual Obligations

None.

Application of Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the financial statements if another, also reasonable, amount were used or a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates from the 2009 fiscal year.

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

Allowance for Doubtful Accounts – The Company’s accounts receivables are customer obligations due under normal trade terms, carried at their face value.  The Company determines its allowance for doubtful accounts based on the evaluation of the aging of its accounts receivable and on a customer-by-customer analysis. Since inception, the Company has had seven customers. All customers have paid their invoices timely.  The Company did not record an allowance as of  September 30, 2010 or December 31, 2009.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of  September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

(b) Changes in internal control over financial reporting

During the three months ended  September 30, 2010, the Company has not made any changes to internal control over financial reporting with the exception that the Chief Financial officer, David Wells, resigned on September 8, 2010.

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

REACH MESSAGING HOLDINGS, INC.

November 24, 2010	By:	/s/ Shane Gau
Shane Gau
Chief Executive Officer Acting Chief Financial Officer