Form 10-K
period 2010-12-31
Reach Messaging Holdings, Inc.
filed 2011-04-15
CIK 1429900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 002-95626-D

Reach Messaging Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	333-150424
(State or other jurisdiction	Commission File Number
of incorporation or organization)

44081 Pipeline Plaza, Suite 310
Ashburn, VA 20148
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

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold was $13,209,809.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 25, 2011 was 837,526,530.
DOCUMENTS INCORPORATED BY REFERENCE

None

Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (this “Report”), the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (the “SEC”), and public announcements that we have previously made or may subsequently make include, may include or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Report and those reports, statements, information and announcements address activities, events or developments that Reach Messaging, Inc., a California corporation (herein after referred to as “we,” “us,” “our,” or “our Company” unless context otherwise requires) expects or anticipates, will or may occur in the future. Any statements in this Report about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We were incorporated in the State of California on September 19, 2007 as Reach Messaging, Inc. On February 3, 2011 we were acquired by FormulaWon, Inc., a public company, and renamed that entity Reach Messaging Holdings, Inc.  Reach Messaging Holdings, Inc. and its wholly owned subsidiary Reach Messaging, Inc. (hereinafter “Reach Messaging”, “RM” or the “Company”) was formed to assist publishers and advertisers reaching the millions of ‘tweens’, teens and ‘generation Y’ through the internet and mobile instant messaging platforms. That business model is expanding to take into account the ever-growing market for handheld device applications and social media technologies.

Reach Messaging extends corporate brands through the use of mobile applications and social gaming. The Company contracted with Waste Management to build its first Facebook game: Oceanopolis. It gave Waste Management a vehicle to extend their recycling message to a much younger demographic than they had previously been able to reach. The game launched in November 2010 and quickly surpassed 100,000 users. RM is currently developing its first game app, expected to launch in Q2. 2010 saw Reach Messaging's focus migrate from an Instant Messaging Bot company into a full-service mobile application developer and marketer.

The first market vertical that RM targeted was the retail space (i.e. malls and life style centers). In June 2010, the Reach Messaging Mall Buddy Platform was launched. This platform enables Reach Messaging to develop and launch a retail app for under $2K and turn one around in under two weeks (compared to $10k and 6 weeks for most competitors). By October 2010, Reach Messaging had launched 10 mall apps. In order to acquire these clients Reach Messaging had to foot the upfront cost but in return, was able to establish a footprint in the retail app space and monetize somewhat on the backend with its ad solution. Due to this strategy, RM is currently in talks with several major mall management companies to provide their mobile app solutions for an upfront fee, as well as recurring revenue share. Reach Messaging projects to launch 30 - 40 new retail apps by mid-Q3 in 2011.

In September 2010, RM finished development and launched its celebrity app platform. This platform enables Reach Messaging to develop and launch a celebrity app for under $5K and turn one around in under three weeks (compared to $15k and 8 weeks for most competitors). In February 2011, Reach Messaging and Velti launched the official Paris Hilton app. The app is projected to generate 350,000 downloads annually and received much buzz on network television and other media. Since the Paris Hilton launch, RM has also launched the Michaele Salahi app and is on talks with several big name athletes, TV stars and artists to release their apps. RM sees this as a major revenue source for the next several years.

Verticals

Reach Messaging is currently developing app platforms for: hospitality (restaurant & vineyards), local advertising and health & fitness.

In December 2010, Reach Messaging launched its turnkey proprietary advertising solution for mobile ad publishers that it refers to as an interactive ad curtain. Due to its proprietary ad execution technology, RM believes that its new mobile ad technology is able to provide publishers with a better return on investment than existing platforms such as AdMob and iAd. Reach Messaging offers Software Development Kits (SDK) that allow its technology to be used for mobile applications developed for both the iPhone and the Android and unlike existing ad platforms, does not charge publishers any fees for "house" or proprietary ads that they run about their companies. Perhaps the most significant feature of the Company's mobile ad technology is that it allows readers to "share" ads via email and social media outlets such as Facebook and Twitter. In January 2011, RM signed its first two deals licensing this ad technology for a licensing fee and recurring revenue share.

Principal Products and Services

Mall Buddy: 10 retail apps in the iTunes Store including: Reston Town Center, Leesburg Premium Outlets, Dulles Town Center, King of Prussia and Tysons Galleria. These apps have seen over 50,000 downloads. RM is in discussions to develop an additional 30 - 40 retail apps in 2011.

Celebrity Apps: Paris Hilton launch gave RM legitimacy in this space. Over 5,000 downloads the first weeks post-launch. RM expects to build 20 new celebrity apps in 2011.

Interactive Ad Curtain: Already signed and executed two license deals. RM hopes to sign 20 to 40 more in 2011.

We earn a development fee to create mobile apps. We also earn recurring revenue from apps using our interactive ad curtain, from download fees for the premium apps we have built and from app upgrades. We anticipate increased revenue when we launch our local ad deal apps. We have not yet begun recognizing revenue from this method.

Distribution Methods of Products and Services

Our apps are distributed to consumers through iTunes store and android market place.

Research and Development

Research and development costs related to both future and present products are charged to operations as incurred. For the years ended December 31, 2010 and 2009, the Company recognized $334,906 and $231,625, respectively, of research and development costs. These costs are not borne directly by our customers.

Our Strategy

The growth of handheld and other mobile devices makes the products offered by the Company relevant. During 2010 the Company solidified its business strategy of migrating from a bot-only Company to entering the much larger and rapidly growing market for mobile applications and social gaming. The Company has aggressively begun executing upon this strategy with the following approach:

1.	Build market vertical platforms that enable RM to provide clients with a customized app at a fraction of cost and time to market compared to its competitors
2.	Provide clients with a unique and robust ad solution to monetize these apps and get a return on their investment
3.	Release apps into the market place in order to claim legitimacy in this space (mobile app development)

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

Environment Matters

None.

Employees

Currently, the Company has 1 employee. We periodically utilize contractors and consultants to perform additional services.

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

In order to maximize potential growth in our current and potential markets and even to reach profitability, we believe that we must expand our sales and marketing operations. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

 In order to achieve the above-mentioned targets, the general strategies of the Company are to maintain and search for talented and dedicated employees who have innovative initiatives and keep a close eye on expanding opportunities.

WE NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS; WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND WOULD BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

If adequate additional financing is not available on reasonable terms, we will not be able to undertake expansion, continue our marketing efforts and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we will experience increased capital needs and accordingly, we will not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments will likely dilute or otherwise materially and adversely affect the holdings or rights of our existing stockholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.  IF WE ARE UNABLE TO CONTINUE AS A GOING CONCERN, WE MAY BE REQUIRED TO SUBSTANTIALLY REVISE OUR BUSINESS PLAN OR CEASE OPERATIONS.

 As of December 31, 2010, we had cash and cash equivalents of $68,181 and a working capital deficit of $85,593. We incurred a net loss of $4.5 million in 2010 and $203,273 in 2009. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

NEED FOR ADDITIONAL EMPLOYEES.

The Company currently has insufficient numbers of management employees. In particular, the Company needs to attract a qualified Chief Financial Officer. The Company’s future success also depends upon its continuing ability to attract and retain highly qualified personnel.  Expansion of the Company’s business, management and operation will require additional managers and employees with industry experience, and the success of the Company will be highly dependent on the Company’s ability to attract and retain skilled management personnel and other employees. Competition for such personnel is intense. There can be no assurance that we will be able to attract or retain highly qualified personnel. Competition for skilled personnel in our industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

The Company’s inability to attract skilled management personnel and other employees as needed could have a material adverse effect on the Company’s business, operating results and financial condition. The arrangement with our current employee is at will, meaning our employee may voluntarily terminatehis employment at any time. We anticipate that the use of stock options, restricted stock grants, stock appreciation rights, and phantom stock awards will be valuable in attracting and retaining qualified personnel. However, the effects of such plan cannot be certain.

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICE OF OUR OFFICERS.

We are presently dependent to a great extent upon the experience, abilities and continued services of Shane Gau, our Chief Executive Officer. The loss of services of Mr. Gau would have a material adverse effect on our business, financial condition or results of operation.

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

Our ability to implement solutions for our customers by incorporating new developments and improvements in technology which translate into productivity improvements for our customers and to develop product offerings that meet the current and prospective customers’ needs is critical to our success. The markets we serve are highly competitive. Our competitors may develop solutions or services which make our offerings obsolete. Our ability to develop and implement up to date solutions utilizing new technologies which meet evolving customer needs in internet and mobile instant messaging platforms solutions will impact our future revenue growth and earnings.

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

Risks Associated with Our Shares of Common Stock

DISCRETION OF MANAGEMENT TO USE OF PROCEEDS.

The Company’s management may have broad discretion with respect to the expenditure of the net proceeds of financing transactions. Accordingly, investors will be entrusting their funds to the Company’s management, upon whose judgment they must depend, with limited information concerning the specific working capital requirements and general corporate purposes to which the funds will be ultimately applied. It may occur that new financing transactions are based on a mandate with respect to use of proceeds that is different than what management would choose meaning that management would have less discretion than would be ideal.

RESTRICTED SECURITIES; LIMITED TRANSFERABILITY.

Purchase of the securities should be considered a long-term and illiquid investment. The securities which have not been registered under the Securities Act of 1933 (the “Act”), are being offered by reason of a specific exemption from registration and are “restricted securities” under Rule 144 promulgated under the Act, and cannot be sold without registration under the Act or any exemption from registration. In addition, the securities will not be registered under any state securities laws that would permit their transfer. Because of these restrictions and the absence of a trading market for the securities, an investor will likely be unable to liquidate an investment even though other personal financial circumstances would dictate such liquidation.

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if in the past un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

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

OUR COMMON STOCK IS CLASSIFIED AS A “PENNY STOCK” AS THAT TERM IS GENERALLY DEFINED IN THE SECURITIES EXCHANGE ACT OF 1934 TO MEAN EQUITY SECURITIES WITH A PRICE OF LESS THAN $5.00. OUR COMMON STOCK WILL BE SUBJECT TO RULES THAT IMPOSE SALES PRACTICE AND DISCLOSURE REQUIREMENTS ON BROKER-DEALERS WHO ENGAGE IN CERTAIN TRANSACTIONS INVOLVING A PENNY STOCK

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 44081 Pipeline Plaza, Suite 310, Ashburn, VA 20148. However, some of our employees work virtually throughout the United States.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and to the best of the Company’s knowledge, no such proceedings are threatened or contemplated.  At this time, the Company has no bankruptcy, receivership, or similar proceedings pending.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since inception, there has been limited or no trading in the Company’s shares although it has been listed on OTCBB under the symbol “FWON.OB” since October 1, 2009 and “RCMH.OB” since March 5, 2010.  Presented below is the trading activity as available by quarter for the year ended December 31, 2010.

	High	Low
Fiscal Year Ended December 31, 2010:
First Quarter	$0.07	$0.01
Second Quarter	$0.20	$0.03
Third Quarter	$0.11	$0.01
Fourth Quarter	$0.03	$0.01

Holders

As of April 8, 2011 we had approximately 52 stockholders of record. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

Application of Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used or a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during the 2010 fiscal year.

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

The growth of handheld and other mobile devices makes the products offered by us relevant. During the year ended December 31, 2010, the Company solidified its business strategy of migrating from a Bot-only Company to entering the much larger and rapidly growing market for mobile applications and social gaming. The Company has aggressively begun executing upon this strategy with the following results:

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

Results of Operations

Comparison of Years Ended December 31, 2010 and December 31, 2009.

The following table sets forth the results of our operations for the periods indicated:

	For the Years Ended
	December 31,	December 31,
	2010	2009
Net revenue	$214,356	$108,639
Cost of revenue	5,608	24,477
Gross profit	208,748	84,162
Total operating costs	4,646,115	286,220
Operating loss	(4,437,367)	(202,058)

Interest Expense, net	33,908	1,215
Net loss	(4,471,275)	(203,273)
Net loss per common share – basic and diluted	(0.01)	(0.00)
Weighted average number of common shares outstanding	652,111,109	210,000,000

Net Revenue

For the year ended December 31, 2010, our net revenue increased approximately 97% from $108,639 for the fiscal year ended 2009 compared to $214,356 for the fiscal year ended 2010. Our revenue from Lead Conversion revenue, which represents revenue earned through the converting of leads from our Bot agents into closed business for our advertisers, increased approximately 206% from $48,639 in fiscal year 2009 compared to $154,775 in fiscal 2010. The increase in lead conversion revenue was due to the increased focus on the sales of our products. We also generated $43,000 in hosting revenue in 2010, compared to $60,000 in 2009, due to a recurring revenue contract. Hosting revenue is a periodic fee charged to host and maintain a partner’s server and content related to the Bot properties. We also recognized $16,581 of other revenue from other programming services and related activities.

Cost of Revenue

Our cost of revenue decreased approximately 77% to $5,608 for the year ended December 31, 2010 from $24,477 for the year ended December 31, 2009.    Costs associated with the customizing of advertising associated with our lead conversion revenue also decreased for the 2010 period compared to the 2009 period, from $22,243 in 2009 to $1,002 in 2010.

Gross Profit

Our gross profit increased approximately 148% from $84,162 for fiscal year ended 2009 to $208,748 for fiscal year ended 2010.  The increase in our gross profit was primarily attributable to the increase in Lead Conversion revenue.

Operating Costs

Our operating costs increased to $4,646,115 for the twelve months ended December 31, 2010 from $286,220 for the twelve months ended December 31, 2009, or an increase of approximately 1,523%. The increase was mainly due to an increase in general and administrative costs.  General and administrative costs increased to $4,311,209 for the year ended December 31, 2010 from $54,595 for the year ended December 31, 2009. Costs associated with the development of our Bot technology increased to $334,906 for the twelve months ended December 31, 2010 from $231,625 for the twelve months ended December 31, 2009.
Net Loss

Our net loss increased approximately 2100% from a net loss of $203,273 for the fiscal year ended 2009 compared to a net loss of $4,471,275 for the fiscal year ended 2010. The significant increase of net loss was mainly attributable to costs associated with the issuance of options for compensation.

Liquidity and Capital Resources

Our cash and cash equivalents for the years ended December 31, 2010 and December 31, 2009 were $68,181 and $27, respectively.  Despite capital contributions and sales, and both related party and third party loan commitments, we may experience cash flow shortages that can slow our expected growth. We have primarily financed our activities from sales of our capital stock and from loans from related and third parties. A significant portion of the funds raised from the sale of capital stock will be used to cover working capital needs such as office expenses and various professional fees.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Contractual Obligations

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

12

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REACH MESSAGING HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Reach Messaging Holdings, Inc.

We have audited the consolidated balance sheet of Reach Messaging Holdings, Inc. and its wholly-owned subsidiary (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended inconformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3 to the financial statements, the Company has incurred substantial losses from operations and the Company may not have sufficient working capital or outside financing available to meet its planned operating activities over the next twelve months.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gumbiner Savett Inc.
April 15, 2011
Santa Monica, California

 Bartolomei Pucciarelli, LLC

Lawrenceville, NJ 8648

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Reach Messaging, Inc.

We have audited the accompanying balance sheet of Reach Messaging, Inc. as of December 31, 2009 and the related statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2009. Reach Messaging, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reach Messaging, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had a net loss of approximately $203,000 for the year ended December 31, 2009 and had an accumulated deficit of approximately $322,000 as of December 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 11 of the 2009 financial statements. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Bartolomei Pucciarelli, LLC
Lawrenceville, New Jersey

April 15, 2011

Reach Messaging Holdings, Inc.
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009

Assets

Current Assets
Cash	$68,181	$27
Accounts receivable	-	8,000
Refundable federal income taxes	2,943	2,943
Total Current Assets	71,124	10,970

Property and Equipment, net of accumulated depreciation of $486	1,944	-

Other Assets
Deposits	5,000	-

Total Assets	$78,068	$10,970

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$156,717	30,383
Loans payable	-	58,000
Total Current Liabilities	156,717	88,383

Long Term Liabilities
Convertible notes - net of debt discount of $275,000	88,706	-

Total liabilities	245,423	88,383

Stockholders’ Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 2,000,000,000 shares authorized;
806,994,505 and 210,000,000 shares issued and outstanding, respectively	806,995	210,000
Additional paid in capital	3,818,990	34,652
Accumulated deficit	(4,793,340)	(322,065)
Total Stockholders’ Deficit	(167,355)	(77,413)

Total Liabilities and Stockholders' Deficit	$78,068	$10,970

The accompanying notes form an integral part of these financial statements.

Reach Messaging Holdings, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009

Revenue
Hosting revenue	$43,000	$60,000
Applications development	154,775	48,639
Other revenue	16,581	-
Total revenue	214,356	108,639

Cost of revenue
Advertising customization	1,002	22,243
Web hosting expense	4,606	2,234
Total cost of revenue	5,608	24,477

Gross profit	208,748	84,162

Operating expenses
Research and development	334,906	231,625
General and administrative expenses	4,311,209	54,595
Total operating expenses	4,646,115	286,220

Operating loss	(4,437,367)	(202,058)

Interest expense, net	(33,908)	(1,215)

Net loss	$(4,471,275)	$(203,273)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding during the period - basic and diluted	652,111,109	210,000,000

The accompanying notes form an integral part of these financial statements.

Reach Messaging Holdings, Inc.
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2010 and 2009

					Total
	Common Stock, $0.001 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Deficit

Balance, December 31, 2008	210,000,000	$210,000	$(77,269)	$(118,792)	$13,939

Capital contribution	-	-	111,921	-	111,921

Net loss, 2009	-	-	-	(203,273)	(203,273)

Balance, December 31, 2009	210,000,000	210,000	34,652	(322,065)	(77,413)

Recapitalization	300,154,505	300,155	(300,155)		-

Common stock issued for cash ($0.05/share)	58,500,000	58,500	526,500		585,000

Common stock issued for finders' fee	23,840,000	23,840	(23,840)	-	-

Common stock issued for services, net of cancellation	214,500,000	214,500	1,930,500	-	2,145,000

Warrants issued for services	-	-	1,351,333		1,351,333

Warrants issued to debt holders	-	-	300,000		300,000

Net loss for the year ended December 31, 2010				(4,471,275)	(4,471,275)

Balance, December 31, 2010	806,994,505	$806,995	$3,818,990	$(4,793,340)	$(167,355)

The accompanying notes form an integral part of these financial statements.

Reach Messaging Holdings, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	Years Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,471,275)	$(203,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	25,000	-
Share based payments	3,496,333	-
Depreciation expense	486
Changes in operating assets and liabilities:
Accounts receivable	8,000	2,515
Refundable income taxes	-	3,256
Deposits	(5,000)	-
Accounts payable and accrued expenses	132,040	27,236
Net Cash Used In Operating Activities	(814,416)	(170,266)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of fixed asset	(2,430)	-
Net Cash Used in Investing Activities	(2,430)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	-	111,921
Proceeds from convertible notes	300,000	58,000
Proceeds from stock issued for cash	585,000	-
Net Cash Provided By Financing Activities	885,000	169,921

Net increase (decrease) in cash	68,154	(345)

Cash - beginning of period	27	372

Cash - end of period	$68,181	$27

SUPPLEMENTARY DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

During the year ended December 31, 2010, interest payable in the amount of $5,706 was capitalized to the outstanding principal balance of the refinanced notes. (See Note 6).

During the year ended December 31, 2010, in conjunction with the issuance of the convertible notes, a debt discount in the amount of $300,000 was recorded.

During the year ended December 31, 2009, a payable due to a stockholder in the amount of $111,921 was converted to additional paid in capital.

The accompanying notes form an integral part of these financial statements.

Reach Messaging Holdings, Inc.
Notes to Consolidated Financial Statements

Note 1 Nature of Operations

Reach Messaging, Inc. was incorporated in September 2007 under the laws of the State of California. On February 3, 2011, FormulaWon, Inc., a public company, acquired Reach Messaging, Inc. in a reverse merger.  FormulaWon, Inc. was renamed Reach Messaging Holdings, Inc. (the “Company”). The Company extends corporate brands through the use of mobile applications and social gaming. The Company was initially formed to assist publishers and advertisers in reaching younger generations though internet and mobile instant messaging platforms. In 2010, the Company expanded its business model and developed its first Facebook game and celebrity application. It also launched several retail space applications. With the change in focus, the Company migrated from an instant messaging Bot company to a full-service mobile application developer and marketer.

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the assets, liabilities and operating results of Reach Messaging Holdings, Inc. and its wholly-owned subsidiary, Reach Messaging, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risks and uncertainties including financial and operational risks including the potential risk of business failure. Also, see Note 3 regarding going concern matters.

Cash

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance, at times, may exceed federally insured limits.

The United States Congress has temporarily increased the Federal Deposit Insurance Corporation (FDIC) deposit insurance from $100,000 to $250,000 per depositor. At December 31, 2010 and December 31, 2009, respectively, the cash balance did not exceed the federally insured limits.

Accounts receivable and allowance for doubtful accounts

Accounts receivable represent trade obligations from customers that are subject to normal trade collection terms. The Company periodically evaluates the collectability of its accounts receivable and considers the need to establish an allowance for doubtful accounts based upon historical collection experience and specific customer information. Accordingly, the actual amounts could vary from the recorded allowances.

The Company does not charge interest on past due receivables. Receivables are determined to be past due based on payment terms of original invoices.

At December 31, 2010 and December 31, 2009, the Company did not record an allowance for doubtful accounts.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and are based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments is recorded as a component of general and administrative expense.

Earnings (loss) per share

In accordance with accounting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share,” basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes the dilutive potential of shares of common stock if their effect is anti-dilutive.

The computation of basic and diluted loss per share for the years ended December 31, 2010 and 2009 is equivalent since the Company reported a net loss and the effect of any common stock equivalents would be anti-dilutive. For the year ended December 31, 2010, there were approximately 701 million shares excluded from the calculation because they were anti-dilutive.  For the year ended December 31, 2009, there were no potentially dilutive securities.

In July 2010, the Company executed a 5-1 forward Stock Split. All share and per share amounts have been retroactively restated.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax returns may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At December 31, 2010 and 2009, the Company had no unrecognized tax benefits.

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

During 2010, the Company had a 98% concentration of revenue with one customer.

Cost of Sales

Cost of sales represents costs directly related to the production of the Company’s Bots. Costs include Bot development, housing cost, advertising customization and programming.

Research and Development

Research and development costs related to both future and present products are charged to operations as incurred.  For the years ended December 31, 2010 and 2009, the Company recognized $334,906 and $231,625, respectively, of research and development costs.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts receivable, prepaid expenses, accounts payable and accrued expenses, and convertible notes payable is the approximate fair value based on the short-term maturity of these instruments.

Recent Accounting Pronouncements

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update became effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update did not have a material effect on the Company's financial statements.

In April 2010, the FASB issued updated guidance that sets forth the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate for research and development arrangements. Specifically, consideration that is contingent upon the completion of a milestone may be recognized in its entirety as revenue in the period that milestone has been achieved if the milestone, in its entirety, meets all of the criteria to be considered substantive at the inception of an arrangement. This guidance is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 and applies to research or development deliverables under which the performance obligation is satisfied over a period of time and a portion, or all, of the consideration is contingent upon uncertain future events or circumstances. A reporting entity’s decision to use the milestone method of revenue recognition is a policy election. Since we do not currently have contracts that would qualify for the election of the milestone method, the adoption of this guidance will not have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting standards, if adopted, will have a material effect on the Company’s financial statements.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $4,471,275 and $814,416, respectively for the year ended December 31, 2010.  The Company has an accumulated deficit of $4,793,340 at December 31, 2010.

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

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

Because of the net losses and negative working capital position, the Company’s independent auditors, in their report on the Company’s financial statements for the year ended December 31, 2010, expressed substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These accompanying financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to these problems, management is seeking additional debt and/or equity financing and assessing business markets and related opportunities so that revenues can be generated.

Note 4 Fair Value

The Company applies the accounting guidance under FASB ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions.  This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●   Level 1 – quoted market prices in active markets for identical assets or liabilities.

●   Level 2 -inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

 ●   Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

At December 31, 2010 and 2009, the Company had no instruments that require additional disclosure.

Note 5  Share Exchange Agreement

On February 3, 2010, Reach Messaging, Inc. (“Reach”) entered into a Share Exchange Agreement with FormulaWon, Inc. (“FormulaWon”). FormulaWon issued 42 million (210 million as adjusted for the 5:1 stock split) of its common shares in exchange for 5.1 million common shares outstanding of Reach.

100% of Reach common stockholders elected to exchange their Reach shares for shares of FormulaWon. As a result of the exchange, the stockholders of Reach held a 44% controlling interest in the combined entity, after the exchange, which did not include the shares issued to investors in separate financing transactions or to consultants for their services rendered. FormulaWon had approximately 137 million shares of common stock outstanding prior to the transaction, and cancelled 77 million shares of common stock at the time of the transaction, resulting in approximately 60 million (300 million as adjusted for the 5:1 stock split) shares that were in existence at the time of the transaction.

As part of the share exchange, an additional 6 million (30 million as adjusted for the 5:1 stock split) restricted common shares were issued to an entity owned by David R. Wells, the former Chief Financial Officer, as compensation for future services. Such shares were valued at $0.05 per share, and compensation expense was being recognized over the 24-month period that the shares were to vest. Mr. Wells resigned in the third quarter of 2010. Upon his resignation, the unearned portion of his common shares, 17,000,000 (as adjusted for the 5:1 stock split), were cancelled.  For the year ended December 31, 2010, the Company recognized compensation expense relating to these shares of $130,000.

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

Note 6 Loans Payable

During the year ended December 31, 2009, the Company entered into two convertible debentures in the aggregate amount of $58,000. The notes were due on July 15, 2010. They bore interest at the rate of 10% per annum which was payable upon the maturity date. The notes could be voluntarily converted into restricted common shares of the Company at a price of $0.05 per share.

On October 1, 2010, the Company entered into a new loan agreement with four (4) investors for the purchase and sale of convertible promissory notes in an aggregate principal amount of $363,706.  The new loan agreement consisted of cash of $300,000 and the exchange of the two past-due convertible debentures for the principal amount of $58,000, plus accrued interest, for a total exchange of $63,706.  The note contained the following features:

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

The fair value of the warrants exceeded the amount of the cash received in the financing.  Therefore, a note discount in the amount of $300,000 (the amount of cash received) was recorded against the note payable.  During the year ended December 31, 2010, $25,000 of the note discount was amortized into interest expense.  At December 31, 2010, the balance of the note discount was $275,000.  The remaining amortization period for the discount is 1.75 years.

During the year ended December 31, 2010, the amount of interest expense incurred on these notes was approximately $9,100, of which approximately $4,450 was capitalized into the principal balance of the refinanced notes and $4,600 was accrued as of December 31, 2010.

At December 31, 2010, the value of the convertible notes as if they had been converted into shares of the Company’s common stock, exceeded the principal of the notes by approximately $2.9 million.

In connection with this loan agreement, the Company issued 22,000,000 shares of common stock as a payment for a finder’s fee.  The stock had a fair value of $220,000 on the date of grant.

Note 7  Stockholders’ Equity

(A)	Stock and Warrants Issued for Services

In February 2010, the Company issued 12,000,000 (60,000,000 as adjusted for the 5:1 stock split) shares of restricted common stock for consulting services, having a fair value of $600,000 ($0.05/share), based upon the fair value of the services rendered.  As of December 31, 2010, the Company expensed this stock issuance as a component of general and administrative expense due to termination of the consulting agreement.

In September 2010, the Company issued 130,000,000 shares of restricted common stock for compensation, having a fair value of $1,300,000 ($0.01/share), based upon the closing stock price on the date of grant. As of December 31, 2010, the Company expensed this stock issuance as a component of general and administrative expense.

In September 2010, the Company issued 11,500,000 shares of restricted common stock for legal services, having a fair value of $115,000 ($0.01/share), based upon the closing stock price on the date of grant. As of December 31, 2010, the Company expensed this stock issuance as a component of general and administrative expense.

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

In November 2010, the Company cancelled 17,000,000 shares of common stock, that had a fair value of $170,000 on the date of grant, originally granted to its former CEO for consulting services. Upon cancellation, the Company reversed this expense as a component of general and administrative expense.

The Company did not issue any warrants in 2009. A summary of the 2010 warrant activity and related information is as follows:

	2010
Warrant Summary	Warrants	Wt Average Exercise Price ($)
Outstanding-beginning of year	—	$—
Granted	516,704,660	0.004
Exercised	—	—
Forfeited/Expired	—	—

Outstanding-end of year	516,704,660	$0.004

For the year ended December 31, 2010, the weighted average fair value of the warrants on their grant dates was $0.01 per share.

The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (by years) by price for both total outstanding warrants and total exercisable warrants as of December 31, 2010.

	Total Outstanding and Exercisable
Price	# of Warrants	Wt Average Exercise Price ($)	Life
$0.004	516,704,660	0.004	2.8

The intrinsic value of exercisable warrants at December 31, 2010 was approximately $8,267,000.

(B)	Stock issued for Cash

In February 2010, under the terms of a private placement, the Company issued 7,300,000 (36,500,000 as adjusted for the 5:1 stock split) shares of common stock for $365,000 ($0.05/share). The Company paid $18,400 in compensation in the form of 368,000 shares of restricted common stock in connection with these sales.

In April 2010, under the terms of a private placement, the Company issued 4,400,000 (22,000,000 as adjusted for the 5:1 stock split) shares of common stock for $220,000 ($0.05/share).

Note 8 Contingencies

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

Note 9 Income Taxes

The following table presents the current and deferred income tax provision (benefit) for federal and state income taxes:

	2010	2009
Current tax provision:
Federal	$-	$-
State	-	-

	-	-
Deferred tax provision (benefit):
Federal	(331,000)	(69,000)
State	(57,000)	(12,000)
Valuation allowance	388,000	81,000

	-	-

Total provision (benefit) for income taxes:	$-	$-

Current income taxes (benefits) are based upon each year’s income taxable for federal reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.

Significant components of the Company’s net deferred tax asset or liability at December 31, 2010 and 2009 are as follows:

	2010	2009
Net operating loss	$516,000	$128,000
Valuation allowance	(516,000)	(128,000)

Net deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets at December 31, 2010 and 2009, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, they have established a full reserve against this asset. The valuation allowance was $516,000 and $128,000 for the years ended December 31, 2010 and 2009.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at December 31, 2010, 2009 and 2008 follows:

	2010	2009
Expected tax at 34%	$(1,520,000)	$(69,000)
State tax, net of federal benefit	(261,000)	(12,000)
Non-deductible expenses	1,393,000	-
Change in valuation allowance	388,000	81,000

Provision (benefit) for income taxes	$-	$-

At December 31, 2010, the Company had federal net operating loss carryforwards of approximately $1,297,000. The federal loss carryforwards begin to expire in 2030 unless previously utilized.

Pursuant to Internal Revenue Code Section 382, the use of net operating loss carryforwards will be limited if a cumulative change in ownership of more than 50% has occurred within a three-year period.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2010 and 2009, there was no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and California. The tax years for 2007 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Note 10 Related Party Transactions

During the year ended December 31, 2010, the Company used consulting services provided by the CEO’s wife and incurred approximately $43,000 for consulting fees. At December 31, 2010, $2,450 was owed to this consultant.

Note 11 Subsequent Events

In 2011, the Company entered into compensation agreements with its two independent board members.  The Company agreed to issue 250,000 shares of common stock to each independent board member for each quarter that they serve on the board.

On February 10, 2011, the Company entered into a financing agreement with one investor for the purchase and sale of a convertible promissory note in the amount of $50,000. The note accrues interest at 5% per annum, which is due and payable with the principal amount of $50,000 on February 10, 2014. Principal and accrued interest are convertible at the election of the note holder into shares of the Company’s common stock at a conversion price initially equal to $0.0025 per share. The conversion price shall be adjusted in the event of a stock split or similar recapitalization of the outstanding shares. The note may be prepaid at any time, subject to advance notice to the holder and an opportunity to convert the note into shares of common stock prior to repayment. The right to convert is limited such that the holder of the note may not convert into shares if such conversion would cause such holder’s beneficial ownership of the Company’s shares to exceed 9.9% of the total outstanding shares of the Company and in no event is convertible with respect to any principal amount that is pre-paid prior to April 10, 2011. The Company shall be required to repay all of the principal and accrued interest on the note in the event that the Company receives a minimum of $200,000 in equity financing from certain sources as defined in the note agreement.

On February 25, 2011, in connection with the note issued on February 10, 2011, the Company entered into a second, related, financing with one investor for the purchase of 30,000,000 shares of the Company’s common stock and 30,000,000 three-year penny warrants for $150,000 cash. Out of these funds, it was required that $25,000 be used to repay one half of the $50,000 loan referred to above. Thus, the outstanding balance of the February 10, 2011 Note is $25,000. The warrant may not be exercised if such exercise would cause the investor to beneficially own more than 9.9% of the shares of the Company’s common stock immediately after the exercise.

On March 8, 2011, the Company entered into a financing agreement with one investor for the purchase and sale of a convertible promissory note in the amount of $27,500. The note required a closing fee of $2,500 and accrues interest at 8% per annum, which is due and payable with the principal amount of $27,500 on December 8, 2011. Starting September 8, 2011, the principal and accrued interest are convertible at the election of the note holder into shares of the Company’s common stock at a conversion price initially equal to 55% of the average of the three lowest trading prices during the 10-day period prior to conversion. The conversion price shall be adjusted in the event of a stock split or similar recapitalization of the outstanding shares. The note may be prepaid at any time, subject to advance notice to the holder and an opportunity to convert the note into shares of common stock prior to repayment and with a significant pre-payment penalty. The right to convert is limited such that the holder of the note may not convert into shares if such conversion would cause such holder’s beneficial ownership of the Company’s shares to exceed 4.99% of the total outstanding shares of the Company.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 30, 2010, Bartolomei Pucciarelli, LLC (“BPLLC”) resigned as the independent registered public accounting firm of Reach Messaging Holdings, Inc. (the “Company”). On July 30, 2010, the Company engaged the accounting firm of Gumbiner Savett, Inc. (“Gumbiner”) as the Company’s new independent registered public accounting firm, effective as of July 30, 2010.  This action was approved by the Company’s Board of Directors. The details of the resignation and appointment are described in more detail in the Current Report on Form 8-K we filed with the SEC on August 9, 2010.

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

We conducted an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer has concluded that as of December 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below. The Chief Executive Officer, Shane Gau, is serving as the sole Financial Executive and thus there is no second person involved with any controls, reporting, or other financial functions.

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

We anticipate that our internal controls will be implemented, tested, deficiencies remediated and documented by September 30, 2011.

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

As of December 31, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of written documentation of internal control policies and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) lack of review and supervision over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and our Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2010

Management believes that the lack of documentation of internal controls did not have an effect on our financial results.  However, management believes that the lack of segregation of duties, and a lack of review and supervision of reporting could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2010, the Company has retained a consultant and hired personnel with financial reporting expertise to oversee and prepare the Company’s financial reporting. The changes made by these individuals to our internal control over financial reporting included the following:

•	Timely filing of reporting information.

•	Review of financial reporting information by personnel with sufficient experience.

•	Proper application of generally accepted accounting principles.

 ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Departure and Appointment of Officers and Directors

(a)	Departure of Directors

Effective August 31, 2010, David R. Wells resigned as Chief Financial Officer and member of the Board of Directors. His resignation was not the result of any disagreements with us on any matters relating to our operations, policies and practices. Effective November 5, 2010, Jason Campbell resigned as our Chief Technology Officer and member of the Board of Directors. His resignation was not the result of any disagreements with us on any matters relating to our operations, policies and practices.

(b)	Appointment of Directors

Effective February 2, 2011, Robert Shelton, Jr. and Jackie Young were appointed as members of our board of directors.

(c)	Departure of Officers

Effective August 31, 2010, David R. Wells resigned as Chief Financial Officer and member of the Board of Directors. His resignation was not the result of any disagreements with us on any matters relating to our operations, policies and practices. Effective November 5, 2010, Jason Campbell resigned as our Chief Technology Officer and member of the Board of Directors. His resignation was not the result of any disagreements with us on any matters relating to our operations, policies and practices.

(d)	Appointment of Officers

Current Management

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Position	Effective Date of Appointment
Shane Gau	46	Chairman of the Board and Chief Executive Officer	February 3, 2010

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

Involvement in Legal Proceedings

None.

Code of Ethics

The Company had not adopted a code of ethics as of December 31, 2010.  The Company expects that a code of ethics will be adopted during the 2011 fiscal year.

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

The Board of Directors and Committees

Our board of directors does not maintain a separate audit, nominating or compensation committee.  Functions customarily performed by such committees are performed by its board of directors as a whole.  We are not required to maintain such committees under the applicable rules of the OTCBB.  We currently have not appointed an “audit committee financial expert”.

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

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation Tables

        The following summary compensation table indicates the cash and non-cash compensation earned for years ended December 31, 2010 and 2009 by our Chief Executive Officer, Chief Financial Officer and each of our other two highest paid executives, whose total compensation exceeded $100,000 (if any) for the years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ( $)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ( $)	Total ($)
Shane Gau,	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
current CEO (1)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

David R. Wells,	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CFO (2)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Fitra Irani,	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
former sole officer (3)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Shane Gau became the Company’s Chief Executive Officer on February 3, 2010. Mr. Gau is not compensated for his services as a director of the Company.

(2)	David Wells became the Company’s Chief Financial Officer on February 3, 2010 and resigned August 31, 2010. Mr. Wells is not compensated for his services as a director of the Company.

(3)	Fitra Irani was the Company’s former sole officer from inception until February 3, 2010.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of December 31, 2010.

Employment Agreements

We entered into an employment agreement with Shane Gau on February 3, 2010 to become our Chief Executive Officer. We have agreed to pay to Mr. Gau a salary of $180,000 per year. Mr. Gau will be eligible to receive a performance bonus of up to 50% of his annual compensation, which, if earned, will be paid one-half in cash and one-half in shares of the Company’s common stock. The performance bonus will be paid upon the executive achieving certain objectives during the 2010 fiscal year. The Board of Directors has approved a bonus of $90,000, payable half in cash and half in common stock, for Mr. Gau for the year 2010. This compensation can be accrued based on our cash demands, and our available cash balances as payment of wages and bonuses come due.

Director Compensation

                  For the year ended December 31, 2010, none of the members of our board of directors received compensation for his service as a director. Directors currently receive 250,000 shares of common stock in the Company for each quarter of service.

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

We currently carry directors’ and officers’ liability insurance covering our directors and officers  Insofar as indemnification for liabilities under the Act may be permitted to directors, officers, or persons controlling the Company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 25, 2011, by: (i) each person known to beneficially own more than five percent of our common stock; (ii) each of our officers, directors and nominees for election as director; and (iii) all of our directors and executive officers as a group.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership2	Percentage Owned Beneficially3
Common Stock	Shane Gau (1)	113,333,333	14.0%
Common Stock	All officers and directors of the Company as a group (three persons)	113,333,333	14.0%

(1) An officer and director of the Company.  The address for each officer and director is in care of the Company at 44081 Pipeline Plaza, Suite 310, Ashburn VA 20148.

(2) Unless otherwise indicated, all shares are directly owned and investing power is held by the persons named in the table.

(3) Based upon 837,526,530 shares of Common Stock outstanding as of March 25, 2011.

Equity Compensation Plan Information

As of December 31, 2010, we did not have any equity compensation plan in effect.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Share Exchange Agreement

On February 3, 2010, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and between FormulaWon, Inc., a Delaware corporation and Reach Messaging, Inc., a California corporation. The closing of the transaction (the “Closing”) took place on February 3, 2010 (the “Closing Date”). On the Closing Date, pursuant to the Share Exchange Agreement, the stockholders of Reach Messaging exchanged 42,000,000 shares of common stock of Reach Messaging, representing 100% of the issued and outstanding stock of Reach Messaging, for 42,000,000 newly issued shares of the Company’s common stock, par value $0.001 per share, representing 44% of the Company’s issued and outstanding common stock, not including the shares issued to investors in our financing transaction or to consultants for their services rendered.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.
	2010	2009

Fee Category:
Audit fees	$46,000	$23,000
Tax fees	--	--
All other fees	--	--

	$46,000	$23,000

The following is a summary of the fees billed to us by Gumbiner Savett, Inc. and Bartolomei Pucciarelli, LLC for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

Audit Fees consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Gumbiner Savett, Inc. and Bartolomei Pucciarelli, LLC in connection with our statutory and regulatory filings or engagements.

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

REACH MESSAGING HOLDINGS, INC.

April 15, 2011	By:	/s/ Shane Gau
Shane Gau
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shane Gau	Chief Executive Officer and Chairman	April 15, 2011
Shane Gau