Form 10-Q
period 2011-03-31
Reach Messaging Holdings, Inc.
filed 2011-05-23
CIK 1429900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended: March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 16, 2011 was 839,526,530.

Part I, Item 1.  Financial Statements.

REACH MESSAGING HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$46,794	$68,181
Prepaid income taxes	—	2,943
Total current assets	46,794	71,124

Property and equipment, net of accumulated depreciation of $618 and $486 at March 31, 2011 and December 31, 2010, respectively	3,066	1,944

Other assets	16,740	5,000

TOTAL ASSETS:	$66,600	$78,068

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$140,362	$156,717
Derivative liability	29,860	—
Convertible notes - short term, net of discount of $10,900 at March 31, 2011	16,600	—
Deferred revenue	11,250	—
Total current liabilities	198,072	156,717

Long term liabilities:
Convertible notes, net of discount of $273,438 and $275,000 at March 31, 2011 and December 31, 2010, respectively	115,268	88,706
Total liabilities	313,340	245,423

Stockholders' deficit
Preferred stock, par value $0.001; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001; 2,000,000,000 shares authorized; 836,994,505 issued and outstanding	836,995	806,995
Common stock to be issued	10,000	—
Additional paid-in capital	3,988,490	3,818,990
Accumulated deficit	(5,082,225)	(4,793,340)
Total stockholders' deficit	(246,740)	(167,355)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$66,600	$78,068

The accompanying notes form an integral part of these financial statements.

REACH MESSAGING HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Application development	$11,250	$23,250
Hosting	—	15,000
Auction	21,191	—
Other	52	601
Total revenue	32,493	38,851

Costs of revenue:
Auction site	16,744	—
Advertising customization	1,483	—
Web hosting	2,383	—
Total costs of revenue	20,610	—

Gross profit	11,883	38,851

Operating expenses:
Research and development	27,094	66,467
Selling, general and administrative	195,350	373,088
Total operating expenses	222,444	439,555

Operating loss	(210,561)	(400,704)

Other expenses:
Change in fair value of derivative liability	17,964	—
Interest	57,417	1,450
Other	2,943	—
Total other expenses	78,324	1,450

Net loss before tax	(288,885)	(402,154)

Provision for income tax	—	—

Net loss	$(288,885)	$(402,154)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	819,150,061	466,545,569

The accompanying notes form an integral part of these financial statements.

REACH MESSAGING HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(288,885)	$(402,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	52,558	—
Change in fair value of derivative liability	17,964	—
Share based payments	10,000	189,090
Depreciation expense	132	—
Changes in operating assets and liabilities:
Accounts receivable	—	2,399
Prepaid income taxes	2,943
Accounts payable and accrued expenses	(16,355)	30,544
Deferred revenue	11,250	—
Net cash used in operating activities	(210,393)	(180,121)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for website development	(9,240)	—
Cash paid for acquisition of fixed assets	(1,254)	—
Net cash used in investing activities	(10,494)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes, net of debt issuance costs	75,000	—
Repayments of convertible notes	(25,000)	—
Proceeds from stock issued for cash, net of offering costs	149,500	365,000
Net cash provided by financing activities	199,500	365,000

Net (decrease) increase in cash	(21,387)	184,879

Cash - beginning of period	68,181	27

Cash - end of period	$46,794	$184,906

SUPPLEMENTARY DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Shares issued as finders' fees	$—	$18,400
Shares issued for consulting fees	$—	$900,000

During the three months ended March 31, 2011, in conjunction with the issuance of the convertible notes, debt discounts in the amount of $61,896 were recorded.

The accompanying notes form an integral part of these financial statements.

REACH MESSAGING HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Nature of Operations

Reach Messaging Holdings, Inc. (the “Company") was incorporated in September 2007 under the laws of the State of California.  On February 3, 2010, FormulaWon, Inc., a public company, acquired Reach Messaging, Inc. in a reverse merger.  FormulaWon, Inc. was renamed Reach Messaging Holdings, Inc. (the “Company”). In connection with the reverse acquisition and recapitalization, all share and per share amounts of Reach have been retroactively adjusted to reflect the legal capital structure of FormulaWon pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-40-45-1.

The Company extends corporate brands through the use of mobile applications and social gaming. The Company was initially formed to assist publishers and advertisers in reaching younger generations though internet and mobile instant messaging platforms. In 2010, the Company expanded its business model and developed its first Facebook game and celebrity application. It also launched several retail space applications. With the change in focus, the Company migrated from an instant messaging Bot company to a full-service mobile application developer and marketer.  In 2011, the Company introduced a new revenue venture in the form of an online auction website called bid4babygear.com, where customers can purchase childcare and related items through a bidding process.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010.  Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

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

The United States Congress has temporarily increased the Federal Deposit Insurance Corporation (FDIC) deposit insurance from $100,000 to $250,000 per depositor. At March 31, 2011 and December 31, 2010, respectively, the cash balance did not exceed the federally insured limits.

Accounts receivable and allowance for doubtful accounts

Accounts receivable represents trade obligations from customers that are subject to trade collection terms. The Company periodically evaluates the collectability of its accounts receivable and considers the need to establish an allowance for doubtful accounts based upon historical collection experience and specific customer information. Accordingly, the actual amounts could vary from the recorded allowances.

The Company does not charge interest on past due receivables. Receivables are determined to be past due based on payment terms of original invoices.

At March 31, 2011 and December 31, 2010, the Company did not record an allowance for doubtful accounts.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, which is five years.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant dates, and are based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments is recorded as a component of general and administrative expense.

Earnings (loss) per share

In accordance with accounting guidance under FASB ASC 260, “Earnings per Share,” basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes the dilutive potential of shares of common stock if their effect is anti-dilutive.

The computation of basic and diluted loss per share for the three months ended March 31, 2011 and 2010 is equivalent since the Company reported a net loss and the effect of any common stock equivalents would be anti-dilutive. For the three months ended March 31, 2011 and 2010, there were approximately 749 million and 701 million shares, respectively, excluded from the calculation because they were anti-dilutive.

In August 2010, the Company executed a 5-1 forward Stock Split, all share and per share amounts have been retrospectively restated.

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

When a sales arrangement contains multiple elements, such as software development services, support and maintenance, revenue is allocated to each element based on its relative fair value. When the fair value of an undelivered element cannot be determined, the Company defers revenue for the delivered elements until the undelivered elements are delivered.  Payments received in advance of provision of services are deferred until earned.

Revenue from auction sales is recognized when the risks of ownership and title pass to the customer, which is generally upon shipment of the products.  If and when defective products are returned, the Company exchanges them or provides a credit to the customer.  The returned products are shipped back to the supplier and the Company receives a credit or exchange.  At March 31, 2011 and December 31, 2010, there was no allowance for auction sales returns.

Cost of Revenue

Cost of revenue represents costs directly related to the administration of the Company’s auction website. Other costs of revenue include hosting, advertising customization and programming.

Research and Development

Research and development costs related to both future and present products are charged to operations as incurred.  For the three months ended March 31, 2011 and 2010, the Company incurred $27,094 and $66,467, respectively, of research and development costs.

Convertible Notes Payable and Derivative Liabilities

The Company accounts for convertible notes payable and warrants in accordance with FASB ASC 815, Derivatives and Hedgings. This standard requires that the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. FASB ASC 815 was also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders' equity. The convertible notes payable were evaluated and determined not to be conventionally convertible and, therefore, because of non-fixed conversion price terms under the associated debt agreement, the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The accounting guidance also requires that the conversion feature be recorded at fair value for each reporting period with changes in fair value recorded in the consolidated statements of operations.

A Black-Scholes valuation calculation was applied to the conversion feature at issuance date and report date. The Company considers it to be a level 2 type instrument in accordance with FASB ASC 820-10 “Fair value Measurements and Disclosures” as the inputs needed to estimate the value are observable either directly or indirectly. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the nine-month life of the debt using the effective interest method. The reporting date valuation was used to record the fair value of the instrument at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

Recent Accounting Pronouncements

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update became effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which became effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update did not have a material effect on the Company's financial statements.

Management does not believe that any other recently issued, but not yet effective accounting standards, if adopted, will have a material effect on the Company’s financial statements.

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $288,885 and $210,393, respectively, for the three months ended March 31, 2011.  The Company had an accumulated deficit of $5,082,225 at March 31, 2011.

The ability of the Company to continue its operations is dependent on management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term loans and notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with related parties to sustain the Company’s existence.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. Further restraining the Company’s ability to raise debt financing is a covenant with three current debtholders against the further use of debt financing.

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

In response to these problems, management is seeking additional equity financing and assessing business markets and related opportunities so that revenues can be generated.

Note 4 – Fair Value

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

●       Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

 ●       Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts reported in the balance sheet for accounts payable and accrued expenses, and short term convertible notes payable are the approximate fair value based on the short-term maturity of these instruments.  For long term convertible notes payable, the carrying value approximates fair value.

Note 5 – Other Assets

Other assets consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Deposits	$5,000	$5,000
Debt issuance costs	2,500	-
Website costs	9,240	-
Total property and equipment	$16,740	$5,000

Note 6 – Loans Payable

The Company has entered into several debt agreements.  For all of the following convertible debt agreements, the conversion price shall be adjusted in the event of a stock split or similar recapitalization of the outstanding shares.  Also, the right to convert is limited such that the holder of the note may not convert into shares if such conversion would cause such holder’s beneficial ownership of the Company’s shares to exceed certain percentages of the total outstanding shares of the Company.

On October 1, 2010, the Company entered into a debt agreement with four noteholders for the purchase and sale of convertible promissory notes in the aggregate principal amount of $363,706 due October 1, 2013.  The debt accrues interest at a rate of 5% per annum, which is due and payable with the principal amount.  As of March 31, 2011 and December 31, 2010, accrued interest was $9,123 and $4,639, respectively.  The debt is convertible at a conversion price of $0.002 per share.  The outstanding debt at March 31, 2011 and December 31, 2010 was $113,706 and $88,706, respectively, which included a debt discount in the amount of $250,000 and $275,000, respectively.

On February 10, 2011, the Company entered into a debt agreement with a noteholder for the purchase and sale of a convertible promissory note in the principal amount of $50,000 due February 10, 2014.  During the three months ended March 31, 2011, $25,000 of principal was repaid. The debt accrues interest at a rate of 5% per annum, which is due and payable with the principal amount.  As of March 31, 2011, accrued interest was $236.  The debt is convertible at a conversion price of $0.002 per share.  The outstanding debt at March 31, 2011 was $1,562, which included a debt discount in the amount of $23,438.

On March 8, 2011, the Company entered into a debt agreement with a noteholder for the purchase and sale of a convertible promissory note in the principal amount of $27,500 due on December 8, 2011.  The debt accrues interest at a rate of 8% per annum, which is due and payable with the principal amount.  As of March 31, 2011, accrued interest was $139.  The principal and accrued interest are convertible (beginning 180 days following the date of issuance) at the election of the note holder into shares of the Company’s common stock at a conversion price initially equal to 55% of the average of the three lowest trading prices during the 10-day period prior to conversion.  The note may be prepaid at any time, subject to advance notice to the holder and an opportunity to convert the note into shares of common stock prior to repayment and with a pre-payment penalty.

Due to the fluctuating conversion price associated with this note, a derivative liability was calculated for the embedded derivative associated with the convertible debt.  The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Stock price	$0.02
Exercise price	$0.0108
Expected dividends	0%
Expected volatility	308.71%
Expected term: conversion feature	275 days
Risk free interest rate	0.26%

The fair value of the embedded conversion option on the commitment date was $11,896.  The Company recorded a related debt discount of $11,896, which is amortized over the life of the debt.  For the three months ended March 31, 2011, the Company amortized $996 of debt discount.

At March 31, 2011 the Company remeasured the derivative liability and recorded a fair value of $29,860.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as an expense totaling $17,964 for the period ended March 31, 2011. The following management assumptions were considered:

Stock price	$0.01
Exercise price	$0.005
Expected dividends	0%
Expected volatility	308.71%
Risk fee interest rate	0.30%
Expected term: conversion feature	252 days

Note 7 – Stockholders’ Equity

(A)	Stock issued for services

In January 2011, the Company contractually agreed to issue 500,000 shares of common stock to two individuals for serving on the Board of Directors having a fair value of $10,000 ($0.02/share), based upon the closing stock price on the date of grant.  As of March 31, 2011, the Company expensed this stock issuance as a component of general and administrative expense.  As of March 31, 2011, these shares have not yet been issued.

(B)	Stock and warrants issued for cash

In February 2011, the Company sold 30,000,000 shares of common stock for $150,000 ($0.005/share).  Per the terms of the agreement, the Company was required to pay $25,000 of an outstanding convertible note, $500 in fees and $75,000 to an investor relations firm out of the $150,000 received.  In connection with this issuance, the Company issued 30,000,000 penny warrants that expire in February 2014.

Note 8 – Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

Note 9 – Related Party Transactions

During the three months ended March 31, 2011, the Company used consulting services provided by the CEO’s wife and incurred approximately $10,300 for consulting fees.

Note 10 – Subsequent Events

On April 27, 2011, the Company entered into a financing agreement with three (3) investors for the purchase and sale of senior convertible promissory notes in an aggregate principal amount of $200,000.  The notes accrue interest at 5% per annum, which is due and payable with the principal amount of $200,000 on October 25, 2011.  Principal and accrued interest are convertible at the election of the note holder into shares of the Company’s common stock at a conversion price initially equal to $0.002 per share.  The conversion price shall be adjusted in the event of a stock split or similar recapitalization of the outstanding shares.  The note may be prepaid at any time, subject to advance notice to the holder and an opportunity to convert the note into shares of common stock prior to repayment.  The right to convert is limited such that the holder of the note may not convert into shares if such conversion would cause such holder’s beneficial ownership of the Company’s shares to exceed 9.9% of the total outstanding shares of the Company.

In connection with these notes, each investor received two warrants to purchase an aggregate of the number of shares issuable upon full conversion of the principal amount of the Notes (up to an aggregate, including the Warrant shares and the conversion shares, of 200,000,000 shares). These notes also provide that the Company will not incur additional financing related debt.

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

Reach Messaging extends corporate brands through the use of mobile applications and social gaming. The Company contracted with Waste Management to build its first Facebook game: Oceanopolis. It gave Waste Management a vehicle to extend their recycling message to a much younger demographic than they had previously been able to reach. The game launched in November 2010 and quickly surpassed 100,000 users. Reach Messaging is currently developing its first game app (versus a Facebook-based game), which is expected to launch in Q2 2011. During 2010 and into 2011, Reach Messaging's focus has migrated from an Instant Messaging Bot company into a full-service mobile application (“app”) developer and marketer.

Reach Messaging's approach is threefold:

The first market vertical that Reach Messaging entered was the retail space (i.e. malls and life style centers) with its June 2010 launch of its Mall Buddy platform. The Mall Buddy platform enables Reach Messaging to develop and launch a retail app for a low cost and can complete the application in approximately two weeks (compared to 6 weeks for most competitors). As of May 15, 2011, Reach Messaging has launched 21 retail apps. The Mall Buddy app is a mobile app that runs on smart phones and mobile devices such as, iPhone, Android, iPad and other popular platforms. It is developed and customized to the needs of an individual mall or town center as compared to a generic shopping aggregator. The Mall Buddy app benefits the mall management, the shopper and the individual merchants/venues.  The Mall Buddy app is a compelling and feature-rich shopping application. It is frequently enhanced with additional features to offer a valuable and entertaining experience to the end-users.

In order to acquire these clients, Reach Messaging had to incur the initial costs related to the development of the platform, however in return the Company is now able to establish a footprint in the retail app space and anticipates generating additional revenue through its ‘back-end’ ad solution. Reach Messaging is currently in discussions with several major mall management companies to provide mobile app solutions for an upfront fee, as well as receiving a share of the recurring revenue. Reach Messaging projects to launch 20 - 30 new retail apps by mid-Q3 2011.

Reach Messaging entered its second vertical in September 2010, when it finished development and launched its Celebrity App platform. The Celebrity App platform enables Reach Messaging to develop and launch a celebrity app for a low cost and complete the design in approximately 3 weeks (compared to 8 weeks for most competitors). Users of Reach Messaging’s Celebrity Apps get official news first and will be clued in to the celebrity’s latest Twitter and Facebook posts. They can also create and share images of themselves hangin' with the celebrity, enter a celebrity look-a-like contest, or submit photos for a "hot or not" contest. In addition, those with the Celebrity App can check out freshly updated exclusive photo galleries and videos of the celebrity, take fan polls and quizzes and receive celeb wild quotes, tips and facts. In February 2011, Reach Messaging and Velti launched the official ‘Paris Hilton’ app. This Celebrity App is projected to generate 350,000 downloads annually and received much buzz on network television and other media. Since the Paris Hilton launch, Reach Messaging has also launched the Michaele Salahi Celebrity App and is in talks with several athletes, TV stars and artists to release their Celebrity Apps. Reach Messaging anticipates this will become a significant source of revenue for the next several years.

Third, Reach Messaging is devoloping additional app platforms for certain other market segments including hospitality (restaurant and vineyards), local advertising and health and fitness. In December 2010, Reach Messaging launched its turnkey proprietary advertising solution for mobile ad publishers that it refers to as an Interactive Ad Curtain. Reach Messaging believes that its new, proprietary mobile ad technology is able to provide publishers with a better return on investment than existing platforms such as AdMob and iAd. Reach Messaging offers Software Development Kits (SDK’s) that allow its technology to be used for mobile applications developed for both the iPhone and the Android and, unlike existing ad platforms, does not charge publishers any fees for "house" or proprietary ads that they run about their companies. Perhaps the most significant feature of the Company's Interactive Ad Curtain mobile ad technology is that it allows readers to "share" ads via email and social media outlets such as Facebook and Twitter. In February 2011, Reach Messaging signed its first two customers licensing this ad technology for a licensing fee and recurring revenue share.

To summarize Reach Messaging’s principal products and services and their status:

Mall Buddy: As of May 15, 2011 the Company has signed 21 retail apps which are available for download in the iTunes Store including: Reston Town Center, Leesburg Premium Outlets, Dulles Town Center, King of Prussia and Tysons Galleria. These apps have been downloaded over 50,000 times. Reach Messaging is in discussions to develop an additional 20 - 30 retail apps in 2011.

Celebrity Apps: The Paris Hilton launch gave Reach Messaging visibility in this market segment. As of May 15, 2011 there have been over 5,500 downloads, and in the first two weeks after the launch there were over 5,000 downloads. Reach Messaging anticipates building 20 new celebrity apps in 2011.
Interactive Ad Curtain: As of May 15, 2011, the Company has signed and executed two license agreements. Reach Messaging anticipates entering into 20 to 40 additional agreements in 2011.

The Company earns a development fee to create mobile apps.  It also earns recurring revenue from apps using its interactive ad curtain, from download fees for the premium apps built, and from app upgrades.  Reach Messaging intends to earn additional revenue through its launch of local ad deal apps.

 Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended
	March 31,	March 31,
	2011	2010
Net revenue	$32,493	$38,851
Cost of revenue	(20,610)	-
Gross profit	11,883	38,851
Total operating expenses	222,444	439,555
Operating Loss	(210,561)	(400,704)
Provision for income tax	-	-
Interest and Other Expenses	78,324	1,450
Net loss	(288,885)	(402,154)
Net loss per common share – basic and diluted	(0.00)	(0.00)
Weighted average number of common shares outstanding	819,150,061	466,545,569

Net Revenue

For the three months ended March 31, 2011, our net revenue decreased approximately 16% to $32,493 from $38,851 for the quarter ended March 31, 2010.  We had $11,250 of revenue generated from application development for the quarter ended March 31, 2011 compared to $23,500 for the quarter ended March 31, 2010.  The reason for the decline was the change in our business model from the development of Facebook games to app development, and the completion of one large development contract. We generated $15,000 in hosting revenue for the 3 months ended March 31, 2010 and no revenue for the same period in 2011.  Hosting revenue is a periodic fee charged to host and maintain a partner’s server and content related to the Bot properties, a business that we have phased out of our on-going business plan.  Our revenue from Auctions, which represents the sale of certain products through an online auction website, increased 100% from $21,191 for the three months ended March 31, 2011 compared to no revenue for the same period in 2010. This represents a new business that we are now pursuing.

Cost of Revenue

Our cost of revenue was $20,610 for the quarter ended March 31, 2011, compared with $0 for the quarter ended March 31, 2010.  This is due to the change in our business to the Auction business which has higher direct costs associated with the business.

Operating Costs

We incurred operating expenses of $222,444 during the three months ended March 31, 2011; a decrease of approximately 49% compared to $439,555 incurred in the three months ended March 31, 2010.  Selling, general and administrative expenses were $195,350 during the three months ended March 31, 2011, compared to $373,088 for the three months ended March 31, 2010. Our expenses have decreased due mainly to a reduction in our management staff.  Research and development expenses were $27,094 during the three months ended March 31, 2011, a decrease of $39K or 59%, as compared to $66,467 for the three months ended March 31, 2010. The decrease is due to our change in business model, and the need for fewer employees and outside contractors to perform development services.

Net Loss

Our net loss decreased from $402,154 for the quarter ended March 31, 2010 compared to a net loss of $288,885 for the quarter ended March 31, 2011. The significant decrease of net loss was mainly attributable to the change of overhead through the reduction of management and staff personnel.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $46,794 and $68,181 and at March 31, 2011 and December 31, 2010, respectively.

Operating Activities

During the three months ended March 31, 2011, the Company used $210,393 of cash in operating activities.  The net loss of $288,885 was offset by a non-cash charge for compensation expense of $10,000 and a $52,558 non-cash charge for the amortization of debt discount. During the three months ended March 31, 2010, the Company used $180,121 of cash in operating activities.  The net loss for the period of $402,154 was offset by $189,090 relating to share based payments.  Cash used in operating activities included $30,544 for accounts receivable and  $2,399 for prepaid expenses.

Investing Activities

During the period ending March 31, 2011 the Company invested $10,494 in website development and other fixed assets. There were no investing activities in the three month period ending March 31, 2010.

Financing Activities

For the three months ended March 31, 2011, $149,500 was generated from the issuance of common stock for cash and there was $50,000 net generated from the issuance of convertible notes, compared to $365,000 in cash provided by financing activities for the three month period ended March 31, 2010.

Off-Balance Sheet Arrangements

The Company has no outstanding off-balance sheet arrangements.

Contractual Obligations

None.

Application of Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used or a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates from the 2010 fiscal year.

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

When a sales arrangement contains multiple elements, such as software development services, support and maintenance, revenue is allocated to each element based on its relative fair value. When the fair value of an undelivered element cannot be determined, the Company defers revenue for the delivered elements until the undelivered elements are delivered.  Payments received in advance of provision of services are deferred until earned.

Revenue from auction sales is recognized when the risks of ownership and title pass to the customer, which is generally upon shipment of the products.  If and when defective products are returned, the Company exchanges them or provides a credit to the customer.  The returned products are shipped back to the supplier and the Company receives a credit or exchange.

Allowance for Doubtful Accounts – The Company’s accounts receivables are customer obligations due under trade terms, carried at their face value.  The Company determines its allowance for doubtful accounts based on the evaluation of the aging of its accounts receivable and on a customer-by-customer analysis. Since inception, the Company has had seven customers. All customers have paid their invoices timely.  The Company did not record an allowance as of March 31, 2011 or December 31, 2010.

    Convertible Notes Payable and Derivative Liabilities - The Company accounts for convertible notes payable and warrants in accordance with FASB ASC 815, Derivatives and Hedgings. This standard requires that the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. FASB ASC 815 was also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders' equity. The convertible notes payable were evaluated and determined not to be conventionally convertible and, therefore, because of non-fixed conversion price terms under the associated debt agreement, the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The accounting guidance also requires that the conversion feature be recorded at fair value for each reporting period with changes in fair value recorded in the consolidated statements of operations.

A Black-Scholes valuation calculation was applied to the conversion feature at issuance date and report date. The Company considers it to be a level 2 type instrument in accordance with FASB ASC 820-10 “Fair value Measurements and Disclosures” as the inputs needed to estimate the value are observable either directly or indirectly. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the nine-month life of the debt using the effective interest method. The reporting date valuation was used to record the fair value of the instrument at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

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

We conducted an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer has concluded that as of March 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following four material weaknesses in our disclosure controls and procedures:

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

      4.    We do not currently have a qualified person serving as Chief Financial Officer.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

(b) Changes in internal control over financial reporting

During the three months ended March 31, 2011, the Company has not made any changes to internal control over financial reporting.

PART II, OTHER INFORMATION

Part II, Item 1.  Legal Proceedings.

Not applicable.

 Part II, Item 1A.  Risk Factors.

              The information to be reported under this item has not changed since it was disclosed in the previously filed Form 10-K, dated April 15, 2011.

Part II, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Part II, Item 3. Defaults Upon Senior Securities

None.

Part II, Item 4.  Reserved

Part II, Item 5.  Other Information.

Not applicable.

Part II, Item 6.  Exhibits.

The following exhibits are filed herewith or incorporated by reference:

Exhibit Number	Description
2.1	Share Exchange Agreement by and among FormulaWon, Inc. and Reach Messaging, Inc. (1)
3.1	Certificate of Incorporation (2)
3.2	Amendment to Certificate of Incorporation (3)
3.3	Bylaws (2)
10.1	Employment Agreement dated March 11, 2008 with Fitra Iriani (2)
10.2	Subscription Agreement dated February 3, 2010 (1)
10.3	Employment Agreement dated February 3, 2010 with Shane Gau (1)
10.4	Employment Agreement dated February 3, 2010 with David R. Wells (1)
16.1	Letter regarding Change in Certifying Accountant (4)
31.1	Section 302 Certificate by the Company’s Chief Executive Officer*
32.1	Section 906 Certificate by the Company’s Chief Executive Officer*

* Filed herewith.

(1)	Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on February 5, 2010, and incorporated herein by reference.

(2)	Incorporated by reference from Registrant's Registration Statement on Form S-1, filed with the Commission on April 24, 2008, and incorporated herein by reference.

(3)	Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on April 8, 2010, and incorporated herein by reference.

(4)	Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on February 9, 2010, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REACH MESSAGING HOLDINGS, INC.

May 20, 2011	By:	/s/ Shane Gau
Shane Gau
Chief Executive Officer