Form 10-Q/A
period 2011-03-31
Reach Messaging Holdings, Inc.
filed 2011-06-14
CIK 1429900

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

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

REACH MESSAGING HOLDINGS, INC.

June 14, 2011	By:	/s/ Shane Gau
Shane Gau
Chief Executive Officer