Form 10-Q
period 2011-06-30
Reach Messaging Holdings, Inc.
filed 2011-08-22
CIK 1429900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 11, 2011 was 844,526,530.

Part I, Item 1.  Financial Statements.

REACH MESSAGING HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash	$50,876	$68,181
Prepaid income taxes	-	2,943
Total current assets	50,876	71,124

Property and equipment, net of accumulated depreciation of $750 and $486 at June 30, 2011 and December 31, 2010, respectively	2,934	1,944

Other assets	16,270	5,000

TOTAL ASSETS	$70,080	$78,068

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$123,925	$156,717
Derivative liability	146,050	-
Convertible notes - short term, net of discount of $28,471 at June 30, 2011	54,029	-
Total current liabilities	324,004	156,717
Long term liabilities
Convertible notes, net of discount of $352,869 and $275,000 at March 31, 2011 and December 31, 2010, respectively	210,837	88,706

Total liabilities	534,841	245,423

Stockholders' deficit
Preferred stock, par value $0.001; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized; 838,994,505 and 806,994,505 issued and outstanding	838,995	806,995
Common stock to be issued	14,500	-
Additional paid-in capital	4,208,240	3,818,990
Accumulated deficit	(5,526,496)	(4,793,340)
Total stockholders' deficit	(464,761)	(167,355)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$70,080	$78,068

The accompanying notes form an integral part of these financial statements.

REACH MESSAGING HOLDINGS, INC.
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Application development	$93,468	$43,250	$104,718	$66,500
Hosting	-	15,000	-	30,000
Auction	1,712	-	22,903	-
Other	-	-	52	601
Total revenue	95,180	58,250	127,673	97,101

Costs of Revenue
Auction site	8,871	-	25,615	-
Advertising customization	859	-	2,342	-
Web hosting	32	-	2,415	-
Total costs of revenue	9,762	-	30,372	-

Gross profit	85,418	58,250	97,301	97,101

Operating expenses:
General and administrative expenses	255,048	720,184	450,398	1,093,272
Research and development expense	43,560	91,806	70,654	158,273
Total operating expenses	298,608	811,990	521,052	1,251,545

Operating loss	(213,190)	(753,740)	(423,751)	(1,154,444)

Other expenses:
Change in fair value of derivative liability	91,183	-	109,147	-
Interest	139,897	1,288	197,315	2,738
Other	-	-	2,943	-
Total other expenses	231,080	1,288	309,405	2,738

Net loss before tax	(444,270)	(755,028)	(733,156)	(1,157,182)

Provision for income tax	-	-	-	-

Net loss	$(444,270)	$(755,028)	$(733,156)	$(1,157,182)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	838,247,252	130,648,352	828,342,571	124,010,238

The accompanying notes form an integral part of these financial statements.

REACH MESSAGING HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities
Net loss	$(733,156)	$(1,157,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	180,563	-
Amortization of debt issuance costs	4,470	-
Change in fair value of derivative liability	109,147	-
Impairment of other assets	9,240
Share based payments	40,500	710,000
Depreciation expense	264	-
(Increase) decrease in:
Accounts receivable	-	(17,000)
Prepaid income taxes	2,943
Increase (decrease) in:
Accounts payable and accrued expenses	(32,792)	20,146
Net cash used in operating activities	(418,821)	(444,036)

Cash flows from investing activities:
Cash paid for website development	(9,240)	-
Cash paid for acquisition of fixed assets	(1,254)	-
Net cash used in investing activities	(10,494)	-

Cash flows from financing activities:
Proceeds from convertible notes, net of debt issuance costs	341,760	-
Repayment of convertible notes	(75,000)	-
Proceeds from stock issued for cash, net of offering costs	145,250	585,000
Net cash provided by financing activities	412,010	585,000

Net (decrease) increase in cash	(17,305)	140,964
Cash, beginning of period	68,181	27
Cash, end of period	$50,876	$140,991

SUPPLEMENTARY DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Shares issued as finders' fees	$-	$18,400
Shares issued for prepaid consulting fees	$-	$900,000

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

The United States Congress has temporarily increased the Federal Deposit Insurance Corporation (FDIC) deposit insurance from $100,000 to $250,000 per depositor. At June 30, 2011 and December 31, 2010, respectively, the cash balance did not exceed the federally insured limits.

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

At June 30, 2011 and December 31, 2010, the Company did not record an allowance for doubtful accounts.

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

The computation of basic and diluted loss per share for the six months ended June 30, 2011 and 2010 is equivalent since the Company reported a net loss and the effect of any common stock equivalents would be anti-dilutive. For the six months ended June 30, 2011 and 2010, there were approximately 968 million and 6 million shares, respectively, excluded from the calculation because they were anti-dilutive.

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

Revenue from auction sales is recognized when the risks of ownership and title pass to the customer, which is generally upon shipment of the products.  If and when defective products are returned, the Company exchanges them or provides a credit to the customer.  The returned products are shipped back to the supplier and the Company receives a credit or exchange.  At June 30, 2011 and December 31, 2010, there was no allowance for auction sales returns.

Cost of Revenue

Cost of revenue represents costs directly related to the administration of the Company’s auction website. Other costs of revenue include hosting, advertising customization and programming.

Research and Development

Research and development costs related to both future and present products are charged to operations as incurred.  The Company incurred research and development costs of $43,560 and $91,806 for the three months ended June 30, 2011 and 2010, respectively, and $70,654 and $158,273 for the six months ended June 30, 2011 and 2010, respectively.

Convertible Notes Payable and Derivative Liabilities

The Company accounts for convertible notes payable and warrants in accordance with FASB ASC 815, Derivatives and Hedging. This standard requires that the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. FASB ASC 815 was also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders' equity. The convertible notes payable were evaluated and determined not to be conventionally convertible and, therefore, because of non-fixed conversion price terms under the associated debt agreement, the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The accounting guidance also requires that the conversion feature be recorded at fair value for each reporting period with changes in fair value recorded in the consolidated statements of operations.

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

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $733,156 and $418,821, respectively, for the six months ended June 30, 2011.  The Company had an accumulated deficit of $5,526,496 at June 30, 2011.

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

Note 5 – Other Assets

Other assets consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Deposits	$5,000	$5,000
Debt issuance costs, net of accumulated amortization	11,270	-
Total other assets	$16,270	$5,000

Note 6 – Loans Payable

The Company has entered into several debt agreements.  For all of the following convertible debt agreements, the conversion price will be adjusted in the event of a stock split or similar recapitalization of the outstanding shares.  Also, the right to convert is limited such that the holder of the note may not convert into shares if such conversion would cause such holder’s beneficial ownership of the Company’s shares to exceed certain percentages of the total outstanding shares of the Company.

On October 1, 2010, the Company entered into a debt agreement with four note-holders for the purchase and sale of convertible promissory notes in the aggregate principal amount of $363,706 due October 1, 2013.  The debt accrues interest at a rate of 5% per annum, which is due and payable with the principal amount.  As of June 30, 2011 and December 31, 2010, accrued interest was $13,607 and $4,639, respectively.  The debt is convertible at a conversion price of $0.002 per share.  The outstanding debt at June 30, 2011 and December 31, 2010 was $138,706 and $88,706, respectively, which included a debt discount in the amount of $225,000 and $275,000, respectively.

On February 10, 2011, the Company entered into a debt agreement with a note-holder for the purchase and sale of a convertible promissory note in the principal amount of $50,000 due February 10, 2014.  During the six months ended June 30, 2011, all of principal was repaid. The debt accrued interest at a rate of 5% per annum, which was also paid.

Through June 30, 2011, the Company issued $82,500 of convertible debentures (all of which are outstanding at June 30, 2011) that are convertible into common stock of the Company at variable conversion rates that provide a fixed rate of return to the note-holder. The debt accrues interest at a rate of 8% per annum, which is due and payable with the principal amount.  The principal and accrued interest are convertible (beginning 180 days following the date of issuance) at the election of the note holder into shares of the Company’s common stock at a conversion price initially equal to 55% of the average of the three lowest trading prices during the 10-day period prior to conversion.  The note may be prepaid at any time, subject to advance notice to the holder and an opportunity to convert the note into shares of common stock prior to repayment and with a pre-payment penalty.  Under the terms of the notes, however, the Company could be required to issue additional shares in the event of default. The Company applied the provisions of ASC Topic 815, “Derivatives and Hedging” and determined that the conversion option should be bifurcated from the notes and valued separately. This conversion option has been recorded as a derivative liability, is being amortized over the terms of the related notes, and is carried at fair value in the accompanying balance sheet. As of June 30, 2011, accrued interest was $1,776.  During the three and six months ended June 30, 2011, the change in fair value of this derivative liability amounted to $91,183 and $109,147, respectively. The outstanding debt at June 30, 2011 was $54,029 which included a debt discount in the amount of $28,471.

On April 27, 2011, the Company entered into a debt agreement with three note-holders for the purchase and sale of convertible promissory notes in the aggregate principal amount of $200,000 due October 25, 2011.  The debt accrues interest at a rate of 5% per annum, which is due and payable with the principal amount.  As of June 30, 2011 accrued interest was $1,808.  The debt is convertible at a conversion price of $0.002 per share.  The outstanding debt at June 30, 2011 was $72,131, which included a debt discount in the amount of $127,869.

In connection with these notes, each investor received two warrants to purchase an aggregate of the number of shares issuable upon full conversion of the principal amount of the Notes (up to an aggregate, including the Warrant shares and the conversion shares, of 100,000,000 shares). These notes also provide that the Company will not incur additional financing related debt.

Note 7 – Stockholders’ Equity

(A)	Stock issued for services

Through June 30, 2011, the Company agreed to issue 1,000,000 shares of common stock to two individuals for serving on the Board of Directors having a fair value of $14,500, based upon the closing stock prices on the date of grant.  As of June 30, 2011, the Company expensed this stock issuance as a component of general and administrative expense.  As of June 30, 2011, these shares have not yet been issued.

Through June 30, 2011, the Company issued 2,000,000 shares of common stock to a law firm for services. The shares have a fair value of $26,000 based on the closing stock price of $0.013 on the date of grant.

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

(C)	Employee Stock Options and Warrants

A summary of the Company’s activity for employee stock options and warrants:

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	of Options	Price	Value	Life

Outstanding at January 1, 2011	130,000,000	$0.004	$-	2.75
Granted	-	-
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at June 30, 2011	130,000,000	$0.004	$-	2.25

Exercisable at June 30, 2011	130,000,000	$0.004	$-	2.25

During the six months ended June 30, 2011, the Company granted no new options and received no requests for exercise.

Stock Warrants

A summary of the Company’s warrant activity with non-employees:

		Weighted
		Average	Aggregate
	Number	Exercise	Intrinsic
	of Warrants	Price	Value

Outstanding at January 1, 2011	386,704,660	$0.004	$-
Granted	130,000,000	0.005
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at June 30, 2011	516,704,660	$0.004	$-

Exercisable at June 30, 2011	516,704,660	$0.004	$-

During the six months ended June 30, 2011 we issued 100,000,000 fully vested, 5 year warrants with a weighted average exercise price of $0.003 in connection with the note entered into on April 27, 2011, and we issued 30,000,000 fully vested, 3 year warrants with an exercise price of $0.01 in connection with services rendered.

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

Note 9 – Related Party Transactions

During the three and six months ended June 30, 2011, the Company used consulting services provided by the CEO’s wife and incurred approximately $9,500 and $19,800 for consulting fees, respectively.

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

Reach Messaging extends corporate brands through the use of mobile applications and social gaming. The Company contracted with Waste Management to build its first Facebook game: Oceanopolis. It gave Waste Management a vehicle to extend their recycling message to a much younger demographic than they had previously been able to reach. The game launched in November 2010 and quickly surpassed 100,000 users. Reach Messaging is currently developing its first game app (versus a Facebook-based game), which launched during this quarter. During 2010 and into 2011, Reach Messaging's focus has migrated from an Instant Messaging Bot company into a full-service mobile application (“app”) developer and marketer.

Reach Messaging's approach is threefold:

The first market vertical that Reach Messaging entered was the retail space (i.e. malls and life style centers) with its June 2010 launch of its Mall Buddy platform. The Mall Buddy platform enables Reach Messaging to develop and launch a retail app for a low cost and can complete the application in approximately two weeks (compared to 6 weeks for most competitors). As of June 30, 2011 Reach Messaging has launched 21 retail apps. The Mall Buddy app is a mobile app that runs on smart phones and mobile devices such as, iPhone, Android, iPad and other popular platforms. It is developed and customized to the needs of an individual mall or town center as compared to a generic shopping aggregator. The Mall Buddy app benefits the mall management, the shopper and the individual merchants/venues.  The Mall Buddy app is a compelling and feature-rich shopping application. It is frequently enhanced with additional features to offer a valuable and entertaining experience to the end-users.

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

Third, Reach Messaging is under development of additional app platforms for certain other market segments including hospitality (restaurant and vineyards), local advertising and health and fitness. In December 2010, Reach Messaging launched its turnkey proprietary advertising solution for mobile ad publishers that it refers to as an Interactive Ad Curtain. Reach Messaging believes that its new, proprietary mobile ad technology is able to provide publishers with a better return on investment than existing platforms such as AdMob and iAd. Reach Messaging offers Software Development Kits (SDK’s) that allow its technology to be used for mobile applications developed for both the iPhone and the Android and, unlike existing ad platforms, does not charge publishers any fees for "house" or proprietary ads that they run about their companies. Perhaps the most significant feature of the Company's Interactive Ad Curtain mobile ad technology is that it allows readers to "share" ads via email and social media outlets such as Facebook and Twitter. In January 2011, Reach Messaging signed its first two customers licensing this ad technology for a licensing fee and recurring revenue share.

To summarize Reach Messaging’s principal products and services and their status:

Mall Buddy: As of June 30, 2011 the Company has signed 21 retail apps which are available for download in the iTunes Store including: Reston Town Center, Leesburg Premium Outlets, Dulles Town Center, King of Prussia and Tysons Galleria. These apps have been downloaded over 50,000 times. Reach Messaging is in discussions to develop an additional 20 - 30 retail apps in 2011.

Celebrity Apps: The Paris Hilton launch gave Reach Messaging visibility in this market segment. As of June 30, 2011 there have been over 5,500 downloads, and in the first two weeks after the launch there were over 5,000 downloads. Reach Messaging anticipates building 20 new celebrity apps in 2011.

Interactive Ad Curtain: As of June 30, 2011, the Company has signed and executed two license agreements. Reach Messaging anticipates entering into 20 to 40 additional agreements in 2011.

The Company earns a development fee to create mobile apps.  It also earns recurring revenue from apps using its interactive ad curtain, from download fees for the premium apps built, and from app upgrades.  Reach Messaging intends to earn additional revenue through its launch of local ad deal apps.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended
	June 30,	June 30,
	2011	2010
Net revenue	$95,180	$58,250
Cost of revenue	(9,762)	-
Gross profit	85,418	58,250
Total operating expenses	298,608	811,990
Operating Loss	(213,190)	(753,740)
Provision for income tax	-	-
Interest and Other Expenses	231,080	1,288
Net loss	$(444,270)	$(755,028)
Net loss per common share – basic and diluted	(0.00)	(0.01)
Weighted average number of common shares outstanding	838,274,252	130,648,352

Net Revenue

For the three months ended June 30, 2011, our net revenue increased approximately 63% to $95,180 from $58,250 for the three months ended June 30, 2010.  We had $93,468 of revenue generated from application development for the quarter ended June 30, 2011 compared to $43,250 for the quarter ended June 30, 2010.  The reason for the increase was the change in our business model from the development of Facebook games to app development. We generated $15,000 in hosting revenue for the three months ended June 30, 2010 and no revenue for the same period in 2011.  Hosting revenue is a periodic fee charged to host and maintain a partner’s server and content related to the Bot properties, a business that we have phased out of our on-going business plan.  Our revenue from Auctions, which represents the sale of certain products through an online auction website, increased to $1,712 for the three months ended June 30, 2011 compared to no revenue for the same period in 2010.  We are no longer pursuing this business.

Cost of Revenue

Our cost of revenue was $9,762 for the three months ended June 30, 2011, compared with $0 for the three months ended June 30, 2010.  This is due to the change in our business to the Auction business which has higher direct costs associated with the business.

Operating Costs

We incurred operating expenses of $298,608 during the three months ended June 30, 2011; a decrease of approximately 63% compared to $811,990 incurred in the three months ended June 30, 2010.  Selling, general and administrative expenses were $255,045 during the three months ended June 30, 2011, compared to $720,184 for the three months ended June 30, 2010. Our expenses have decreased due mainly to a reduction in our management staff.  Research and development expenses were $43,560 during the three months ended June 30, 2011, a decrease of approximately 53%, as compared to $91,806 for the three months ended June 30, 2010. The decrease is due to our change in business model, and the need for fewer employees and outside contractors to perform development services. Interest expense for the three months ended June 30, 2011 was $137,897 related to our outstanding debt, compared to $1,288 for the same period in 2010. We incurred a charge of $91,183 related to the derivative value of certain obligations and had no similar expense during the same period in 2010. We also incurred a charge of $4,470 related to the amortization of debt issuance costs associated with certain convertible notes.

Net Loss

Our net loss decreased from $755,028 for the three months ended June 30, 2010 to a net loss of $444,270 for the three months ended June 30, 2011. The significant decrease of net loss was mainly attributable to the change of overhead through the reduction of management and staff personnel.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table sets forth the results of our operations for the periods indicated:

	Six Months Ended
	June 30,	June 30,
	2011	2010
Net revenue	$127,673	$97,101
Cost of revenue	(30,372)	-
Gross profit	97,301	97,101
Total operating expenses	521,052	1,251,545
Operating Loss	(423,751)	(1,154,444)
Provision for income tax	-	-
Interest and Other Expenses	309,405	2,738
Net loss	(733,156)	(1,157,182)
Net loss per common share – basic and diluted	(0.00)	(0.01)
Weighted average number of common shares outstanding	828,342,571	124,010,238

Net Revenue

For the six months ended June 30, 2011, our net revenue increased approximately 31% to $127,673 from $97,101 for the six months ended June 30, 2010.  We had $104,718 of revenue generated from application development for the six months ended June 30, 2011 compared to $66,500 for the six months ended June 30, 2010.  The reason for the increase was the change in our business model from the development of Facebook games to app development. We generated $30,000 in hosting revenue for the six months ended June 30, 2010 and no revenue for the same period in 2011.  Hosting revenue is a periodic fee charged to host and maintain a partner’s server and content related to the Bot properties, a business that we have phased out of our on-going business plan.  Our revenue from Auctions, which represents the sale of certain products through an online auction website, increased to $22,903 for the six months ended June 30, 2011 compared to no revenue for the same period in 2010. We are no longer pursuing this business.

Cost of Revenue

Our cost of revenue was $30,372 for the 6 months ended June 30, 2011, compared with $0 for the 6 months ended June 30, 2010.  This is due to the change in our business to the Auction business which has higher direct costs associated with the business.

Operating Costs

We incurred operating expenses of $521,052 during the six months ended June 30, 2011; a decrease of approximately 58% compared to $1,251,545 incurred in the six months ended June 30, 2010.  Selling, general and administrative expenses were $450,398 during the six months ended June 30, 2011, compared to $1,093,272 for the six months ended June 30, 2010. Our expenses have decreased due mainly to a reduction in our management staff.  Research and development expenses were $70,654 during the six months ended June 30, 2011, a decrease of approximately 55%, as compared to $158,273 for the six months ended June 30, 2010. The decrease is due to our change in business model, and the need for fewer employees and outside contractors to perform development services. Interest expense for the six months ended June 30, 2011 was $197,315 related to our outstanding debt, compared to $2,738 for the same period in 2010. We incurred a charge of $109,147 related to the derivative value of certain obligations and had no similar expense during the same period in 2010.

Net Loss

Our net loss decreased from $1,157,182 for the six months ended June 30, 2010 compared to a net loss of $733,156 for the six months ended June 30, 2011. The significant decrease of net loss was mainly attributable to the change of overhead through the reduction of management and staff personnel.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $50,876 and $68,181 and at June 30, 2011 and December 31, 2010, respectively.

Operating Activities

During the six months ended June 30, 2011, the Company used $418,821 of cash in operating activities.  The net loss of $733,156 was offset by non-cash charges for compensation expense of $40,500, $180,563 for amortization of debt discount, $4,470 for amortization of debt issuance costs, $109,147 for the change in fair value of the derivative liability associated with short-term convertible notes, $9,240 for the impairment of capitalized website development costs, and $264 of depreciation. Other operating activities included a decrease in prepaid income taxes of $2,943 and a decrease of $32,792 in accounts payable and accrued expenses. During the six months ended June 30, 2010, the Company used $444,036 of cash in operating activities.  The net loss for the period of $1,157,182 was offset by $710,000 relating to share based payments.  Cash used in operating activities included an increase of $17,000 for accounts receivable; $20,146 was provided by increases in accounts payable and accrued expenses.

Investing Activities

During the period ending June 30, 2011 the Company invested $10,494 in website development and other fixed assets. There were no investing activities in the three month period ending June 30, 2010.

Financing Activities

For the six months ended June 30, 2011, $145,250 was generated from the issuance of common stock for cash (net of offering costs) and there was $341,760 (net) generated from the issuance of convertible notes, compared to $585,000 in cash provided by financing activities for the six months ended June 30, 2010. During the six months ended June 30, 2011, $75,000 of principal balances in convertible notes was repaid.

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

Allowance for Doubtful Accounts – The Company’s accounts receivables are customer obligations due under trade terms, carried at their face value.  The Company determines its allowance for doubtful accounts based on the evaluation of the aging of its accounts receivable and on a customer-by-customer analysis. Since inception, the Company has had seven customers. All customers have paid their invoices timely.  The Company did not record an allowance as of June 30, 2011 or December 31, 2010.

    Convertible Notes Payable and Derivative Liabilities - The Company accounts for convertible notes payable and warrants in accordance with FASB ASC 815, Derivatives and Hedging. This standard requires that the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. FASB ASC 815 was also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders' equity. The convertible notes payable were evaluated and determined not to be conventionally convertible and, therefore, because of non-fixed conversion price terms under the associated debt agreement, the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The accounting guidance also requires that the conversion feature be recorded at fair value for each reporting period with changes in fair value recorded in the consolidated statements of operations.

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

We conducted an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer has concluded that as of June 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

(b) Changes in internal control over financial reporting

During the three months ended June 30, 2011, the Company has not made any changes to internal control over financial reporting.

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

REACH MESSAGING HOLDINGS, INC.

August 19, 2011	By:	/s/ Shane Gau
Shane Gau
Chief Executive Officer